Form 10KSB
period 1996-12-31
FIRST GEORGIA COMMUNITY CORP
filed 1997-03-28
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year                                Commission file number
ended December 31, 1996

                      FIRST GEORGIA COMMUNITY CORP.
              (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
(State of Incorporation)                                 (I.R.S. Employer
                                                      Identification No.)
155-B Lyons Street
P. O. Box 1534
Jackson, Georgia
                                                                    30233
(Address of principal executive offices)                        (Zip Code)

                              (770) 504-1090
                       (Issuer's telephone number)

Securities Registered pursuant to Section 12(b) of the Exchange Act: None Securities Registered pursuant to Section 12(g) of the Exchange Act: None

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1996 were $461.00. Registrant was a developmental stage enterprise that as of December 31, 1996 had no active business operations other than in connection with its initial offering of the shares of its common stock.

The aggregate market value of the voting stock subscribed for by non-affiliates of the Registrant at February 28, 1997 was $2,630,000 based on the initial offering price of $10.00 per share, although there is no established trading market.

The number of shares outstanding of Registrant's class of common stock at February 28, 1997 was 1 share of common stock; the number of shares of Registrant's common stock subscribed for at February 28, 1997 was 428,000 shares.

Documents Incorporated by Reference:

Transitional Small Business Disclosure Format (check one):
Yes     No X
                               Page 1 of 36
                         Exhibit Index on Page 23
                        TABLE OF CONTENTS

                              PART I                        Page


ITEM 1.   DESCRIPTION OF BUSINESS .........................   3

ITEM 2.   DESCRIPTION OF PROPERTIES........................  12

ITEM 3.   LEGAL PROCEEDINGS................................  12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.................................  12


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS......................  13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION ............................  13

ITEM 7.   FINANCIAL STATEMENTS ............................  14

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ............................  14


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS .............................  14

ITEM 10.  EXECUTIVE COMPENSATION ..........................  18

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT ................  21

ITEM 12.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS ............................  22

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ................  22

SIGNATURES ................................................  24

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a)  Business Development

First Georgia Community Corp. (the "Company"), Jackson, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of First Georgia Community Bank, Jackson, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and the DBF approval on December 3, 1996. The Company will become a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank, which is projected to occur by May 1, 1997.

The Bank will be the sole operating subsidiary of the Company. On October 11, 1996, the Bank received the approval of its Articles of Incorporation from the DBF, and its permit to begin business has not been issued yet, since the Bank has not been capitalized due to the pendency of the offering. The Bank expects to open for business by the 3rd quarter of 1997. The deposits at the Bank will be insured by the Federal Deposit Insurance Corporation (the "FDIC"), initial approval by the FDIC having been obtained on September 30, 1996.

In October, 1996, the Company registered 800,000 shares of its common stock with the Securities and Exchange Commission under the Securities Act of 1933. The registration statement became effective on December 11, 1996, and the Company began its stock offering a few days later. The stock offering is still under way, and the Company expects to complete the offering by May 1, 1997. As of February 28, 1997, the Company had subscriptions for 428,000 shares. The subscription agreements with full payment for the subscribed stock are presently held in escrow by The Bankers Bank, Atlanta, Georgia. Subscriptions for a minimum of 610,000 shares are required in order to release the subscription agreements and proceeds from escrow.

(b)  Business of Issuer

The Bank intends to conduct a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company is now conducting business from a temporary office located at 150 Covington Street, Jackson, Georgia 30233. The Company was a developmental stage enterprise that as of December 31, 1996, had no active business operations other than in connection with its initial offering of the shares of its common stock.

The Company is authorized to engage in any activity permitted by law to a corporation, subject to applicable Federal regulatory restrictions on the activities of bank holding companies. The Company was formed for the purpose of becoming a holding company to own 100% of the stock of the Bank. The holding company structure provides the Company with greater flexibility than the Bank. While the Company has no present plans to engage actively in any nonbanking business activities, management anticipates studying the feasibility of establishing or acquiring subsidiaries to engage in other business activities to the extent permitted by law.

The principal business of the Bank will be to accept deposits from the public and to make loans and other investments in and around
Butts County, Georgia, as well as the geographically adjacent counties, its primary service area.

The Bank will offer a full range of deposit services that are typically available from financial institutions. The Bank plans to offer personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market funds and various types of certificates of deposit. The Bank also plans to offer installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank intends to provide such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank's lending philosophy will be to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations will be the principal component of the Bank's income, so therefore prudent lending will be essential for the prosperity of the Bank.

The principal sources of income for the Bank will be interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank will be interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation will rely principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank intends to emphasize a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach will emphasize the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services will be continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the Bank does not prove successful. The Bank will not initially offer trust or permissible securities services.


Supervision and Regulation

Regulation of the Bank. The operations of the Bank will be subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank will be subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank will be prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, will be permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching goes into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

The FDIC adopted final risk-based capital guidelines for all FDIC insured state chartered banks that are not members of the Federal Reserve System effective December 31, 1990. As of December 31, 1992, all banks are required to maintain a minimum ratio of total capital to risk weighted assets of 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital of state chartered banks (as defined in regulations) generally consists of
(i) common stockholders equity; (ii) noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.

In addition, the FDIC adopted a minimum ratio of Tier 1 capital to total assets of banks. This capital measure is generally referred to as the leverage capital ratio. The FDIC has established a minimum leverage capital ratio of 3 percent if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings and, in general, is considered a strong banking organization, rated Composite 1 under the Uniform Financial Institutions Rating System. Other financial institutions are expected to maintain leverage capital at least 100 to 200 basis points above the minimum level. Management intends to operate the Bank so as to exceed the minimum Tier 1, risk-based and leverage capital ratios.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

     The Federal Deposit Insurance Corporation Improvement Act of
1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized, (ii) adequately capitalized, (iii) undercapitalized, (iv) significantly under-capitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.
The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

     "Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

     Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC's insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank's management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

     The Bank will be subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund ("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank will initially be 4.3 cents per $100 of BIF insured deposits.

     On April 19, 1995, the federal bank regulatory agencies adopted uniform revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low and moderate income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulatory agencies, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996 when evaluation under streamlined procedures began for institutions with total assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

     Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice (collectively, the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. The Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes discrimination in lending and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of establishing discrimination in lending were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, or (b) where there is no showing that the treatment was motivated by intent to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect on a protected class, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

Regulation of the Company. The Company is a bank holding company with the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

The Act also prohibits bank holding companies, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any nonbanking business (other than a business closely related to banking as determined by the Board) or from managing or controlling banks and other subsidiaries authorized by the Act or furnishing services to, or performing services for, its subsidiaries without the prior approval of the Board. The Board is empowered to differentiate between activities that are initiated de novo by a bank holding company or a subsidiary and activities commenced by acquisition of a going concern. The Company has no present intention to engage in nonbanking activities.

As a bank holding company, the Company is subject to capital adequacy guidelines as established by the Board. The Board established risk based capital guidelines for bank holding companies effective March 15, 1989. Beginning on December 31, 1992, the minimum required ratio for total capital to risk weighted assets became 8 percent (of which at least 4 percent must consist of Tier 1 capital). Tier 1 capital (as defined in regulations of the Board) consists of common and qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets required to be deducted under the Board's guidelines. The Board's guidelines apply on a consolidated basis to bank holding companies with total consolidated assets of $150 million or more. For bank holding companies with less than $150 million in total consolidated assets (such as the Company), the guidelines will be applied on a bank only basis, unless the bank holding company is engaged in nonbanking activity involving significant leverage or has significant amount of debt outstanding that is held by the general public. The Board has stated that risk based capital guidelines establish minimum standards and that bank holding companies generally are expected to operate well above the minimum standards.

The Company is also a bank holding company within the meaning of the Georgia Act, which provides that, without the prior written approval of the DBF, it is unlawful (i) for any bank holding company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, (ii) for any bank holding company or subsidiary thereof, other than a bank, to acquire all or substantially all of the assets of a bank, or (iii) for any bank holding company to merge or consolidate with any other bank holding company.

It is also unlawful for any company to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank in Georgia unless such bank has been in existence and continuously operating or incorporated as a bank for a period of five years or more prior to the date of application to the DBF for approval of such acquisition. Bank holding companies themselves are prohibited from acquiring another bank until the initial bank in the bank holding company has been incorporated for a period of twenty-four months.

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date.
Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of-state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

The Reigle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") provides for the creation of a community development financial institutions' fund to promote economic revitalization in community development. Banks and thrift institutions are allowed to participate in such community development banks. The Improvement Act also contains (i) provisions designed to enhance small business capital formation and to enhance disclosure with regard to high cost mortgages for the protection of consumers, and (ii) more than 50 regulatory relief provisions that apply to banks and thrift institutions, including the coordination of examinations by various federal agencies, coordination of frequency and types of reports financial institutions are required to file and reduction of examinations for well capitalized institutions.

Bank holding companies may be compelled by bank regulatory authorities to invest additional capital in the event a subsidiary bank experiences either significant loan losses or rapid growth of loans or deposits. In addition, the Company may be required to provide additional capital to any additional banks it acquires as a condition to obtaining the approvals and consents of regulatory authorities in connection with such acquisitions.

The Company is and the Bank will be subject to the Federal Reserve
Act, Section 23A, which limits a bank's "covered transactions"
(generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company is and the Bank will also be subject to Section 23B of the Federal Reserve
Act, which further limits transactions among affiliates.  Sections
22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

The United States Congress and the Georgia General Assembly periodically consider and adopt legislation that results in, and could further result in, deregulation, among other matters, of banks and other financial institutions. Such legislation could modify or eliminate geographic restrictions on banks and bank holding companies and current prohibitions restricting competition with other financial institutions, including mutual funds, securities brokerage firms, insurance companies, banks from other states and investment banking firms. The effect of any such legislation on the business of the Company or the Bank cannot be accurately predicted. The Company cannot predict what legislation might be enacted or what other implementing regulations might be adopted, and if enacted or adopted, the effect thereof.


Competition

The banking business is highly competitive. The Bank will compete with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank expects to encounter strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank will also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank will have and offer certain services, such as trust services, that the Bank will not provide initially. Management believes that competitive pricing and personalized service will provide it with a method to compete effectively in the primary service area.


Employees

Upon commencement of operations, the Bank is expected to have approximately 14 full-time employees. The Company is not expected to have any employees who will not also be employees of the Bank. The Company is not and the Bank will not be a party to any collective bargaining agreement, and management believes the Bank will enjoy satisfactory relations with its employees.


ITEM 2.   DESCRIPTION OF PROPERTIES

The operations of the Company are temporarily being conducted in a 1,000 square foot office located at 155-B Lyons Street in Jackson, Butts County, Georgia. The temporary office is leased by the Company under a short term lease. The Company acquired a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia, in January, 1997 for $395,000, as the site for its main office. The Bank has not commenced banking activities.

The Bank's permanent quarters will consist of a two-story main office with approximately 9,085 square feet of finished space to be constructed by the Bank at the 150 Covington Street site. The main office plans provide for five inside teller stations and four outside drive-up teller stations. Construction is expected to be completed by the 3rd quarter of 1997.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company. The Bank has not commenced banking activities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1996.

                             PART II

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

As of December 31, 1996, there was one shareholder of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company expects to issue at least 660,000 shares of its common stock in May, 1997, pursuant to the offering referred to in Item 1 above. Upon issuance of such stock, the Company expects to have approximately 800 shareholders. The Company does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank after it commences business. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.


ITEM 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF
          OPERATIONS

The Company was incorporated on August 7, 1996, for the purpose of becoming a bank holding company for the Bank. At December 31, 1996, the Company was in the development stage and had no earnings from operations except for interest earned on subscription funds held in escrow. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and DBF approval on December 3, 1996. The Company will become a bank holding company within the meaning of the federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the Common Stock of the Bank, which is projected to occur by May 1, 1997. The Company expects the bank to open for business during the 3rd quarter of 1997. The Company's plan of operations for 1997 consists primarily of gaining market share in the Bank's primary service area.

The Bank will offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank plans to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank intends to offer night depository and bank-by-mail services and to sell traveler's checks (issued by an independent entity) and cashier's checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

Management believes the Company and Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

Management expects to complete construction of its banking facility during the 3rd quarter of 1997. Land and construction costs are currently estimated at $1,805,000. In addition, furnishings and equipment are expected to cost approximately $260,000.

Following commencement of banking operations, the Company's two (2) full time employees will become employees of the Bank. Management expects the Bank to employ approximately 14 employees by the end of 1997. Significant increases in the number of employees above this level are not expected in the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit
99.1 and incorporated herein by reference.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure.


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

     The following table sets forth the name of each director and Executive Officer of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last physical occupation, in the same or similar position for more than five years. All of the individuals listed below are directors of the Company and will serve as directors of the Bank.

Name                     Age  Principal Occupation

John L. Coleman          51   Mr. Coleman is the President, Chief
                              Executive Officer and a Director of
                              the Company and will hold the same
                              positions with the Bank.  From 1994
                              until July, 1996, Mr. Coleman acted
                              as Regional Retail Manager Northwest
                              Georgia-Bartow County and Senior
                              Banking Executive for NationsBank
                              Bartow County in Cartersville,
                              Georgia.  From 1986 to 1994, Mr.
                              Coleman was President and Senior
                              Lender of C&S Bank and NationsBank,
                              Bartow County Division, in
                              Cartersville, and acted in a similar
                              position at C&S Bank, Jackson
                              Division, in Jackson, Georgia, from
                              1982 to 1986.  From 1967 to 1982,
                              Mr. Coleman worked in various
                              management positions for C&S Bank in
                              LaGrange, Georgia, and Atlanta,
                              Georgia.

D. Richard Ballard       49   Since 1967, Mr. Ballard has been
                              affiliated with Haisten Funeral
                              Home, Inc. in Jackson, Georgia, and
                              is currently the President/CEO.  Mr.
                              Ballard is also the President/CEO of
                              Haisten Funeral Home of Henry
                              County, Inc.

Charles W. Carter        60   Since 1968, Mr. Carter has been
                              affiliated with Carter Builders
                              Supply in Jackson, and is currently
                              the President.  Mr. Carter was an
                              advisory director of C & S Bank and
                              NationsBank in Jackson from 1978
                              until 1994.


Alfred D. Fears, Jr.     39   Mr. Fears' primary occupation is as
                              an attorney, and he  has been
                              practicing law in Jackson, Georgia
                              since 1981.  He also owns and
                              operates an apartment rental
                              business in Jackson.  Mr. Fears is
                              also the Secretary and Chief
                              Accounting Officer of the Company
                              (until the Bank is chartered).

William B. Jones         51   From 1966 to 1976, Mr. Jones was a
                              teacher, coach and school
                              superintendent in Jackson, Georgia.
                              Since 1977, Mr. Jones has practiced
                              law in Jackson, Georgia, and has
                              been active in the food and
                              petroleum distribution business.
                              Mr. Jones is currently President of
                              Jones Petroleum Co., Meriwether
                              Properties, Inc. and Jones &
                              Hudgins, and Vice President of
                              Jones & Owenby, Inc.  He also served
                              on the Advisory Board of NationsBank
                              in Jackson.

Harry Lewis              44   Mr. Lewis owns and operates an
                              automobile dealership in Jackson,
                              Georgia, which he has operated since
                              1983.  He is also affiliated with
                              Playtime Learning Center, Inc., and
                              is currently President.  Mr. Lewis
                              is also the Treasurer and Chief
                              Financial Officer of the Company
                              (until the Bank is chartered).

Joey McClelland          49   Since 1989, Mr. McClelland has acted
                              as Executive Director of Marketing
                              and Logistics Consulting, providing
                              design and implementation consulting
                              services to international business
                              operations.  Prior to 1989, Mr.
                              McClelland held numerous management
                              level positions in related marketing
                              fields.

Dr. Alexander Pollack    42   Since 1986, Dr. Pollack has been
                              self-employed in Jackson, Georgia,
                              as a general surgeon.  In addition,
                              Dr. Pollack is Chairman of the Board
                              of Directors of Golden Health Care,
                              Inc.

Robert Ryan              58   Since 1983, Mr. Ryan has been
                              President of Atlanta South 75 Inc.
                              From 1960 to 1983, Mr. Ryan held
                              various management positions with
                              Unocal Corporation, Los Angeles,
                              California.  Mr. Ryan served on the
                              Board of Directors of Speedway
                              Corporation and the Association of
                              Christian Truckers.

James H. Warren          58   Since 1971, Mr. Warren has been
                              self-employed as a general
                              contractor and developer.  He is
                              President of Sure Power, Inc.,
                              Secretary-Treasurer of Brushy
                              Mountain Hydro-Electric Power, Inc.
                              and Alternator & Starter House,
                              Inc., and a partner in Fenwyck
                              Development Co.

George L. Weaver         48   Mr. Weaver has been President of
                              Central Georgia EMC since 1984.
                              From 1971 to 1984, Mr. Weaver held
                              various management positions with
                              Central Georgia EMC.  Mr. Weaver
                              served on the Advisory Board of
                              NationsBank of Georgia, N.A. in
                              Jackson, and as Vice Chairman of the
                              Board of Directors of Federated
                              Rural Electric Insurance Corp.  He
                              presently serves as a director of
                              Southeastern Data Corporation (past
                              Chairman of the Board) and Georgia
                              Rural Electric Service Corporation
                              (past Chairman of the Board).  Mr.
                              Weaver also serves as President of
                              the Georgia Rural Electric Managers
                              Association and as a member of the
                              Rural Electric Management
                              Development Council.

All of the Company's directors have served in such capacity since the inception of the Company in 1996. There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. Charles W. Carter and Harry Lewis are first cousins. There are no other family relations between any of the directors or executive officers. No director is a director of another bank or bank holding company. Mr. Fears provided legal services to the Company during 1996, and it is anticipated he will provide legal services to the Company during 1997.

The Company's Bylaws provide that the Board of Directors shall consist of not less than 8 or more than 20 Directors, and that the number of Directors shall be fixed or changed from time to time, within the maximum and minimum, by the shareholders by the affirmative vote of two-thirds of the issued and outstanding shares of the Company entitled to vote in an election of Directors, or by the Board of Directors by the affirmative vote of two-thirds of all Directors then in office. Directors serve for a one year term, and the present term of each Director will expire at the annual shareholders meeting of the Company to be held in April, 1988.

The Bank has not yet commenced operations and has no Executive
Officers. Executive Officers of the Company and the Bank will be elected annually by the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers, except for the chief executive officer. After the Bank commences operations, the Company will no longer separately compensate the chief executive officer. The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal year 1996. No other executive officer received any compensation.


                      Summary Compensation Table

                         Annual Compensation

                                                        Long Term
                                                        Compensation
                                                        Awards

Name and                                  Other Annual  Securities   All Other
Principal  Fiscal                         Compensation  Underlying  Compensation
Position   Year    Salary ($)  Bonus ($)     ($)        Options (#)      ($)


John L.    1996      67,500        0         --(1)         15,000       340(2)
Coleman
President
and Chief
Executive
Officer


(1) Compensation does not include any perquisities and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) The Company provided Mr. Coleman with a $200,000 term life insurance policy; the premium paid by the Company in 1996 was $340.00. In addition, pursuant to Mr. Coleman's employment agreement, Mr. Coleman will be entitled to severance pay equal to one month's pay for each year employed by the Bank in the event of termination of his employment.

                  Option Grants in Last Fiscal Year

                           Individual Grants
                 Number of    % of Total
                 Securities   Options
                 Underlying   Granted to
                 Options      Employees in    Exercise       Expiration
    Name         Granted (#)  Fiscal Year     Price ($/Sh)   Date

John L. Coleman   15,000         100%         Lesser of      10 years from
President and                                 $10.00 or      completion of
Chief Executive                               book value     stock offering
Officer

Employment Agreement

     John L. Coleman has an employment agreement with the Company and the Bank under which he will serve as President and Chief Executive Officer of the Company and of the Bank. The employment agreement provides for a five-year term and is annually renewable thereafter. He will be paid an initial annual salary of $135,000. Once the Bank begins operations he will also be entitled to certain performance bonuses. To qualify for the annual bonus, the Bank must first have a CAMEL 2 rating for the applicable year. If the Bank has a CAMEL 2 rating for the applicable year, then Mr. Coleman will be paid a cash bonus for the year which is a certain percentage of his salary for the year depending on the pre-tax return on average assets ("ROA") performance of the Bank for the year. The CAMEL rating is a rating which will be assigned to the Bank each year by the Department of Banking based on its examination of different performance factors, with "1" being the best CAMEL rating and "5" being the worst. The bonus formula is as follows:

     ROA                                     Percentage of Salary

     Less than .9%                                     No bonus
     .9% or greater; less than 1.0%                          5%
     1.0% or greater; less than 1.10%                       10%
     1.10% or greater; less than 1.20%                      15%
     1.20% or greater; less than 1.30%                      20%
     1.30% or greater; less than 1.40%                      25%
     1.40% or greater; less than 1.60%                      30%
     1.60% or greater; less than 1.75%                      35%
     1.75% or greater; less than 2.00%                      40%
     Over 2.00%                                             50%

     Under Mr. Coleman's employment agreement, he also has the option to purchase 15,000 shares of Common Stock of the Company at the price of the lesser of $10.00 or book value of the stock during the first three years of operation of the Bank and at the price of book value of the stock during the remainder of the term of the employment agreement, not to exceed a ten year option term. He also will receive options to purchase up to an additional 5,000 shares at the price of book value of the stock at the date of exercise, with the number of options which he may receive in any year being determined based on a formula tied to performance of the Bank. The number of options which Mr. Coleman will be entitled to receive in any year is determined by multiplying (i) 1,000 shares by (ii) a fraction whose numerator is the amount of the bonus earned by Mr. Coleman determined as set forth above and whose denominator is the maximum bonus which Mr. Coleman could have received for the year. The term of these options is the same as the term of the initial option to purchase 15,000 shares.

     Mr. Coleman will also receive health, life and disability insurance under the same plan and terms as other employees of the Bank. He will receive a mid-size automobile to be used primarily for business purposes, and the Bank will pay operating, maintenance and insurance expenses for the automobile. The Bank will pay monthly membership dues for Mr. Coleman up to $75.00 per month at a local country club and the initiation fee of a local country club up to $3,000.

     Mr. Coleman's employment agreement provides for severance pay for Mr. Coleman in the event of Mr. Coleman's termination (except for cause) after a change of control of the Bank. Under the employment agreement, the term "control" means the acquisition of 25 percent or more of the voting securities of the Bank by any person, or persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934 or the acquisition of between 10 percent and 25 percent of the voting securities of the Bank if the Board of Directors of the Bank or the Comptroller of the Currency, the Federal Deposit Insurance Corporation or the Federal Reserve Bank has made a determination that such acquisition constitutes or will constitute control of the Bank.

     The employment agreement provides that if Mr. Coleman is terminated after 365 days as a result of a change of control, Mr. Coleman shall be entitled to receive his salary through the last day of the calendar month of the termination, or payment in lieu of the notice period. In addition, Mr. Coleman would receive an amount equal to three times his then existing annual base salary. The employment agreement further provides that the payment shall also be made in connection with, or within 120 days after, a change of control of the Bank if such change of control was opposed by Mr. Coleman or the Bank's Board of Directors. This payment would be in addition to any amount otherwise owed to Mr. Coleman pursuant to his employment agreement.


Director Compensation

     The Company and the Bank presently do not compensate any of their directors for their services as directors. The directors of the Company and the Bank presently do not receive a fee for attending Board meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                      PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the shares of common stock of the Company subscribed for as of February 28, 1997, (i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and (iii) by all directors and executive officers of the Company as a group.

                         Number of      Percentage     Percentage
                         Shares and     Ownership      Ownership
Name                       Options      of Minimum(2)  of Maximum(3)

D. Richard Ballard          15,000         2.46%           1.88%
Organizer and Director

Charles W. Carter           15,000         2.46            1.88
Organizer and Director

John L. Coleman             30,000(1)        4.92          3.75
President,
Chief Executive Officer
Organizer and Director

Alfred D. Fears             15,000         2.46            1.88
Organizer and Director

William B. Jones            15,000         2.46            1.88
Organizer and Director

Harry Lewis                 15,000         2.46            1.88
Organizer and Director

Joey McClelland             15,000         2.46            1.88
Organizer and Director

Dr. Alexander Pollack       15,500(4)      2.54            1.94
Organizer and Director

Robert Ryan                 15,000         2.46            1.88
Organizer and Director

James H. Warren             15,000         2.46            1.88
Organizer and Director

George L. Weaver            15,000         2.46            1.88
Organizer and Director

                         Number of      Percentage     Percentage
                         Shares and     Ownership      Ownership
Name                       Options      of Minimum(2)  of Maximum(3)

All current directors and  180,500(1)(4)       29.59           22.56
executive officers as a
group (11 persons)

________________________
(1) Includes 15,000 shares that are subject to options granted to Mr. Coleman under the terms of his employment agreement. Those options will be immediately exercisable at an exercise price of the lesser of $10.00 per share or book value per share and expire ten years from the date of grant.

(2) The minimum number of shares which must be sold in the Company's stock offering is 610,000 shares.

(3) The maximum number of shares which may be sold in the Company's stock offering is 800,000 shares.

(4) Includes 500 shares subscribed for as custodian for a minor child.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons will, from time to time, engage in banking transactions with the Bank. All loans or other extensions of credit will be made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and will be believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1996, there were no loans to executive officers and directors of the Company and the Bank, principal shareholders of the Company, and affiliates of such persons.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The consolidated financial statements, notes thereto and independent auditors' report thereon, are filed as Exhibit
     99.1 hereto, and made a part hereof.

     2.   Financial Statement Schedules

     All schedules have been omitted as the required information is not applicable.

     3.   Exhibits

     Exhibit Numbers

                                                       Sequential
                                                      Page Number

     3.1*   Articles of Incorporation                       --
     3.2*   Bylaws                                          --
     10.1*+ Employment Contract between John L.
            Coleman and the Company                         --
     21.1   Subsidiaries of the Company.  The
            sole subsidiary of the Company will
            be First Georgia Community Bank,
            Jackson, Georgia, which will be
            wholly-owned by the Company.                    --
     27.1   Financial Data Schedule:  As of
            December 31, 1996, neither the
            Company nor First Georgia Community
            Bank had commenced their respective
            operations as a bank holding company
            or as a commercial bank, and neither
            will do so unless regulatory approvals
            are obtained and the required
            capitalization of the Bank by the
            Company is obtained from proceeds of
            the sale of the Company's stock.
            Accordingly the information required
            by Article 9 of Regulation S-X is
            not applicable and the required
            Financial Data Schedule is not
            applicable.                                     --
     99.1 Consolidated Financial Statements
          of the Company                                    26

________________________
          *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 333-13583) and such documents are incorporated herein by reference.

          +Item 10.1 is an employment-compensatory agreement.


     (b)  Reports on Form 8-K

          No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1996.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.


FIRST GEORGIA COMMUNITY CORP.



By:  s/John L. Coleman
     John L. Coleman
     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.

     Signature                     Title


s/John L. Coleman             President (Principal Executive
John L. Coleman               Officer) and Director


s/D. Richard Ballard          Director
D. Richard Ballard


s/Charles W. Carter           Director
Charles W. Carter


s/Alfred D. Fears             Director; Corporate Secretary
Alfred D. Fears               and C.A.O.


s/ William B. Jones           Director
William B. Jones


s/Harry Lewis                 Director; Treasurer and C.F.O.
Harry Lewis


________________________      Director
Joey McClelland

               [SIGNATURES CONTINUED ON NEXT PAGE]
s/Dr. Alexander Pollack       Director
Dr. Alexander Pollack


s/Robert Ryan                 Director
Robert Ryan


s/James H. Warren             Director
James H. Warren


s/George L. Weaver            Director
George L. Weaver



Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting
Issuers:

No annual report to security holders covering the registrant's 1996 fiscal year or proxy material with respect to an annual meeting of security holders for 1997 has been or will be sent to security holders of the registrant, since the initial stock offering of the registrant is presently pending and will not be completed until May or June, 1997.

                                                     EXHIBIT 99.1



                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)

                 Item 7.  FINANCIAL STATEMENTS


                 Index to Financial Statements


Independent Auditors' Report                             27


Financial Statements:

  Balance Sheet as of December 31, 1996                  28

  Statement of Operations for the period
    from March 15, 1996
   (inception) to December 31, 1996                      29

  Statement of Stockholder's Equity for
    the period from March 15, 1996
   (inception) to December 31, 1996                      30

  Statement of Cash Flows for the period
    from March 15, 1996
   (inception) to December 31, 1996                      31


  Notes to Financial Statements                          32

                  Independent Auditors' Report





To the Board of Directors
First Georgia Community Corp.


We have audited the accompanying balance sheet of First Georgia Community Corp. (a development stage corporation) as of December 31, 1996, and the related statements of operations, stockholder's equity and cash flows for the period from March 15, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. as of December 31, 1996 and the results of its operations and its cash flows for the period from March 15, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.




                               s/SNYDER, CAMP, STEWART & CO., LLP

                               SNYDER, CAMP, STEWART & CO., LLP


February 28, 1997

                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
                         Balance Sheet
                       December 31, 1996



           Assets

 Cash                                                $             1,497
 Restricted cash                                                 464,600
 Deferred organization costs                                      93,506
 Property and equipment                                          166,121
 Prepaid expenses                                                 22,700

                                                     $           748,424



   Liabilities and Stockholder's Equity

Liabilities:
 Stock subscription deposits                         $           464,600
 Advances from organizers                                        365,800
 Accrued expenses                                                 12,802

   Total liabilities                                             843,202


Stockholder's equity:
 Capital stock, $5.00 par value; 10,000,000 shares
   authorized; 1 share issued and outstanding                          5
 Additional paid-in capital                                            5
 Deficit accumulated during the development stage                (94,788)

           Total stockholder's equity                            (94,778)

                                                     $           748,424









See accompanying auditors' report and notes to financial statements.

                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
                    Statement of Operations
         For the Period from March 15, 1996 (inception)
                      to December 31, 1996


Income:

 Interest income                                     $               461

   Total income                                                      461

Expenses:

 Personnel expenses                                               81,359

 Interest expense                                                  4,522

 Supplies and printing expense                                     2,957

 Miscellaneous expenses                                            6,411

   Total expenses                                                 95,249

   Net loss                                          $           (94,788)






















See accompanying auditors' report and notes to financial statements.



                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
               Statement of Stockholder's Equity
         For the Period from March 15, 1996 (inception)
                      to December 31, 1996



                                                         Deficit
                                                       Accumulated
                                         Additional     During the
                             Common       Paid-in      Development
                             Stock        Capital         Stage       Total

Cash proceeds from the
 sale of organization
 shares - one share
 issued August 16, 1996      $   5             5          -              10

Net loss                         -             -       (94,788)     (94,788)

Balance, December 31, 1996   $   5             5       (93,788)     (94,778)

























See accompanying auditors' report and notes to financial statements.




                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
                    Statement of Cash Flows
         For the Period from March 15, 1996 (inception)
                      to December 31, 1996


Cash flows from operating activities:
 Net loss                                            $           (94,788)
 Adjustments to reconcile net loss to net cash used
  by operating activities:
   Increase in deferred expenses                                 (93,506)
   Increase in accrued expenses                                   12,802
   Increase in prepaid expenses                                  (22,700)

           Net cash used by operating activities                (198,192)

Cash flows from investing activities:
 Increase in property and equipment                             (166,121)

           Net cash used by investing activities                (166,121)

Cash flows from financing activities:
 Proceeds from the sale of organization shares                        10
 Proceeds from stock subscriptions                               464,600
 Increase in advances from organizers                            365,800

           Net cash provided by financing activities             830,410


Net increase in cash and cash equivalents                        466,097

Cash and cash equivalents at beginning of period                    -

Cash and cash equivalents at end of period           $           466,097



Supplemental cash flow information

Interest paid                                        $             3,084







See accompanying auditors' report and notes to financial statements.



                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
                 Notes to Financial Statements
                       December 31, 1996



(1) Organization and Summary of Significant Accounting Policies First Georgia Community Corp. (the "Company") was incorporated on August 7, 1996, for the purpose of becoming a bank holding company for its proposed wholly-owned subsidiary, First Georgia Community Bank (the "Bank"), which will operate in the Butts County area. The organizers of the Bank filed a joint application to charter the Bank with the Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Company also filed an application to become a bank holding company with the Federal Reserve Bank of Atlanta.

     As of February 28, 1997, both the Company and the Bank had received preliminary regulatory approval to proceed with their organizational efforts; however, neither had commenced operations, and all stock subscription proceeds remained in escrow. Accordingly, the Bank had not been capitalized and the Bank had no financial activity through this date.

     Prior to the Company's incorporation on August 7, 1996, organizational and pre-opening activities were conducted by the organizers. Expenditures on behalf of the Company by the organizers are considered expenditures of the Company. Costs of organizing the Company have been capitalized and will be amortized over five years using the straight-line method upon commencement of operations. Costs of the intended common stock offering have been deferred and will be offset against the proceeds of the offering upon successful completion. These costs will be charged to expense if the minimum
     offering is not purchased.   Additional costs are expected to
     be incurred for both organization costs and stock offering costs. The Company expects to be reimbursed by the Bank for expenditures incurred on behalf of the Bank.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.





                  FIRST GEORGIA COMMUNITY CORP.
                (A Development Stage Corporation)
             Notes to Financial Statements, Continued
                        December 31, 1996


     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with banks, and liquid debt instruments purchased with maturities of less than three months.

     Financial instruments that potentially subject the Company to credit risk include deposits with financial institutions.
     The Company has deposit and escrow relationships with high credit quality financial institutions. Accordingly, the Company believes no significant concentration of credit risk exists with respect to its deposit balances with financial institutions. The fair values of cash and interest bearing borrowings approximate their carrying amounts.

     Deferred income taxes are provided using the liability method to measure tax consequences resulting from differences between certain financial accounting standards and applicable income tax laws.

(2)  Advances from Organizers
     Advances from organizers at December 31, 1996 consists of the following:

           Line of credit balance                    $           310,800
           Direct advances from organizers                        55,000

                                                     $           365,800


     Prior to incorporation, the organizers secured a line of credit with a maximum limit of $500,000. Organizational costs, pre-opening expenses, and offering expenses incurred prior to the successful completion of the sale of common stock will be funded through the use of this line. The line has a maturity date of June 10, 1997 and carries an initial interest rate of 8.25%, which varies with the prime rate.
     The direct organizer advances are noninterest bearing. Upon successful completion of the sale of common stock, the organizers will be reimbursed from the proceeds from the offering. If the offering is not successful, the line of credit will be repaid by the organizers and the direct advances will not be repaid.






                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
            Notes to Financial Statements, Continued
                       December 31, 1996


(3)  Common Stock Offering
     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 610,000 and a maximum of 800,000 shares of the Company's $5.00 par value common stock at $10 per share. As of February 28, 1997, the Company had received subscriptions to purchase approximately 428,000 shares of its common stock for an aggregate purchase price of $4,280,000. Subscription proceeds remained in escrow as of this date, pending completion of the offering.

(4)  Stock Option Plan
     The Company plans to offer stock options for as many as 20,000 shares of its common stock to its President under terms of an employment agreement. The per share exercise price for all options granted pursuant to the employment agreement is the greater of book value or $10. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock - Based Compensation," (SFAS No. 123) in October 1995. SFAS No. 123 allows companies either to (i) continue to measure compensation cost based on the "intrinsic value" method prescribed by Accounting Principles Board Opinion No. 25 (ABP No. 25) or (ii) adopt a "fair value" method of accounting for all employee stock-based compensation; provided, however that in either case companies will be required to significantly expand disclosures related to stock-based employee compensation arrangements (including the pro forma amount of net income and earnings per share as if the new "fair value" method were adopted, for those companies choosing to retain the "intrinsic value" method of APB No. 25.) The accounting requirements, as specified in SFAS No. 123, apply to all stock-based awards granted, modified or settled in cash in fiscal years beginning after December 15, 1995. The Company expects to utilize the accounting for stock issued to employees prescribed by APB No. 25 and, therefore, the impact on the Company of this change in accounting principle will be only to increase its disclosure requirements.

                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
            Notes to Financial Statements, Continued
                       December 31, 1996


(5)  Property and Equipment
     As of December 31, 1996, the Company had incurred architectural fees for building design services and had paid deposits to secure the acquisition and delivery of various types of property to be used by the Bank. These payments, aggregating $166,121 through December 31, 1996, have been classified as property and equipment. The aggregate remaining outlay expected to be required to complete and equip the main office facility is approximately $1,900,000, including the land purchase transaction described in Note
     (7).

(6)  Income Taxes
     The Company has no currently taxable income for the period ended December 31, 1996. The tax effects of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities and other items that give rise to deferred tax assets at December 31, 1996 are as follows:

           Description                               Amount

     Deferred tax assets:
     Deferred expenses                               $       32,385
      Other items                                            (1,836)
           Total gross deferred tax assets                   30,549
           Less valuation allowance                         (30,549)

           Net deferred tax assets                   $            0



  Total tax expense reflected in the accompanying statement of operations differs from amounts computed at maximum statutory rates as follows:

           Description                                            Amount

     Federal income tax benefit at statutory rates   $           (32,228)
     Deferred tax valuation allowance                             30,549
     Other, net                                                    1,679

                                                     $                 0







                 FIRST GEORGIA COMMUNITY CORP.
               (A Development Stage Corporation)
            Notes to Financial Statements, Continued
                       December 31, 1996


(7)  Commitments
     In January 1997, pursuant to contractual agreements executed in May, 1996, the Company purchased property on which the Bank's main office will be located. The aggregate purchase price for the property amounted to $395,000.

     The organizers of the Company have entered into an employment agreement with one of the organizing directors to serve as President and Chief Executive Officer of the Company and the Bank providing for an annual base salary, the right to receive a bonus (based upon performance standards), the right to receive stock options, and other customary executive benefits.