Form 10QSB
period 1997-03-31
FIRST GEORGIA COMMUNITY CORP
filed 1997-05-15
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the quarterly period                            Commission file number
ended March 31, 1997                                            333-13583

                      FIRST GEORGIA COMMUNITY CORP.
              (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
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

The number of shares outstanding of Registrant's class of common stock at May 15, 1997 was 1 share of common stock; the number of shares of Registrant's common stock subscribed for at May 15, 1997 was 568,055 shares.


Transitional Small Business Disclosure Format (check one):
Yes     No X











                               Page 1 of 19
                         Exhibit Index on Page 9

                        TABLE OF CONTENTS

                              PART I                        Page


ITEM 1.   FINANCIAL STATEMENTS.............................    3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION.............................    8




                             PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ................    9

SIGNATURES ................................................   10

                  PART I -- FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                 Index to Financial Statements
  of First Georgia Community Corp. (a Development Stage Corporation)



Financial Statements:

      Balance Sheet                                          4

      Statements of Operations                               5

      Statements of Cash Flows                               6

      Notes to Financial Statements                          7

                  FIRST GEORGIA COMMUNITY CORP.
                (A Development Stage Corporation)
                         Balance Sheet
                        March 31, 1997

                          (Unaudited)


          Assets
Cash                                                  $   918,207
Restricted cash                                         3,329,060
Deferred organization costs                               101,786
Property and equipment                                    563,279
Other assets                                               25,715

                                                      $ 4,938,047


       Liabilities and Stockholder's Equity

Liabilities:
 Stock subscription deposits                          $ 3,329,060
 Stock subscription proceeds from organizers            1,650,000
 Advances from organizers                                  60,118
 Accrued expenses                                          15,438

    Total liabilities                                   5,054,616


Stockholder's equity:
 Capital stock, $5.00 par value; 10,000,000 shares
   authorized; 1 share issued and outstanding                   5
 Additional paid-in capital                                     5
 Deficit accumulated during the development stage       (116,579)

    Total stockholder's equity                          (116,569)

                                                       $4,938,047










See accompanying notes to financial statements.


                      FIRST GEORGIA COMMUNITY CORP.
                   (A Development Stage Corporation)
                        Statements of Operations

                              (Unaudited)


                                                   Period from
                                                    Inception
                                  Three Months   (March 15, 1996)
                                     Ended           Through
                                 March 31, 1997   March 31, 1997
Income:
 Interest income                   $ 34,785          35,246

    Total income                     34,785          35,246

Expenses:
 Personnel expenses                  45,077         126,436

 Interest expense                     5,566          10,088

 Supplies and printing expense        1,033           3,990

 Miscellaneous expenses               4,900          11,311

    Total expenses                   56,576         151,825

    Net loss                       $(21,791)       (116,579)


















See accompanying notes to financial statements.



                   FIRST GEORGIA COMMUNITY CORP.
                (A Development Stage Corporation)
                     Statements of Cash Flows

                           (Unaudited)

                                                   Period from
                                                    Inception
                                  Three Months   (March 15, 1996)
                                     Ended           Through
                                 March 31, 1997   March 31, 1997
Cash flows from operating
activities:
  Net loss                          $  (21,791)        (116,579)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
     Increase in deferred expenses      (8,280)        (101,786)
     Increase in accrued expenses        2,545           15,438
     Increase in prepaid expenses       (2,924)         (25,715)

      Net cash used by operating
       activities                      (30,450)        (228,642)

Cash flows from investing activities:
  Increase in property and equipment  (397,158)        (563,279)

   Net cash used by investing
    activities                        (397,158)        (563,279)

Cash flows from financing activities:
  Proceeds from the sale of
   organization shares                    -                  10
  Proceeds from stock subscriptions  4,514,460        4,979,060
  Increase (decrease) in advances
   from organizers                    (305,682)          60,118

   Net cash provided by financing
    activities                       4,208,778        5,039,188


Net increase in cash and cash
 equivalents                         3,781,170        4,247,267

Cash and cash equivalents at
 beginning of period                   466,097            -

Cash and cash equivalents at end
 of period                          $4,247,267        4,247,267


Supplemental cash flow information

Interest paid                       $    6,981           10,065

See accompanying notes to financial statements.


                  FIRST GEORGIA COMMUNITY CORP.
                (A Development Stage Corporation)
                  Notes to Financial Statements
                         March 31, 1997


(1)  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Comparative statements for the 17 day period from inception (March 15, 1996) through March 31, 1996 have been omitted because there were no transactions that affected either operations or cash flows.


(2)  Common Stock Offering

     The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 610,000 and a maximum of 800,000 shares of the Company's $5.00 par value common stock at $10 per share. As of March 31, 1997, the Company had received subscriptions to purchase approximately 498,000 shares of its common stock for an aggregate purchase price of $4,980,000. Subscription proceeds from organizers of $769,667, which are not subject to escrow restrictions, were released from escrow to the Company to fund organizational expenses and to purchase property on which the Bank's main office will be located.

















Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company was incorporated on August 7, 1996, for the purpose of becoming a bank holding company for the Bank. At March 31, 1997, the Company was in the development stage and had no earnings from operations except for interest earned on subscription funds held in escrow. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board" and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and DBF approval on December 3, 1996. The Company will become a bank holding company within the meaning of the federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the Common Stock of the Bank, which is projected to occur during the third quarter of 1997, which is when the Company expects the bank to open for business. The Company's plan of operations for 1997 consists primarily of gaining market share in the Bank's primary service area. The Company expects to complete its stock offering by June 10, 1997.

The Bank will offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank plans to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

Initially, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

Management believes the Company and the Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The Bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

Management expects to complete construction of its banking facility during the third quarter of 1997. Land and construction costs are currently estimated at $1,805,000. In addition, furnishings and equipment are expected to cost approximately $260,000.

Following commencement of banking operations, the Company's two (2) full time employees will become employees of the Bank. Management expects the Bank to employ approximately 14 employees by the end of 1997. Significant increases in the number of employees above this level are not expected in the foreseeable future.


                     PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

     Exhibit                                             Sequential
     Numbers                                            Page Number

     3.1*   Articles of Incorporation                       --
     3.2*   Bylaws                                          --
     10.1*  Employment Contract between John L.
            Coleman and the Company                         --
     10.2   Construction Contract, dated February
            12, 1997, between the Company and W. H.
            Bass, Inc.                                      11
     27.1   Financial Data Schedule:  As of
            March 31, 1997, neither the
            Company nor First Georgia Community
            Bank had commenced their respective
            operations as a bank holding company
            or as a commercial bank, and neither
            will do so unless final regulatory
            approvals are obtained and the required
            capitalization of the Bank by the
            Company is obtained from proceeds of
            the Company's stock offering, which is
            presently still pending.                        18

      ____________________

          *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's '33 Act Registration Statement (Registration No. 333-13583) and such documents are incorporated herein by reference.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K have been filed during the first quarter of the year ended December 31, 1997.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1997.


                   FIRST GEORGIA COMMUNITY CORP.
                          (Registrant)


Date: May 15, 1997           s/John L. Coleman
                             John L. Coleman, President and C.E.O.


Date: May 15, 1997          s/Alfred D. Fears
                            Alfred D. Fears, Corporate Secretary
                            and C.A.O.


Date: May 15, 1997          s/Harry Lewis
                            Harry Lewis, Treasurer and C.F.O.

                                                     EXHIBIT 10.2

                STANDARD FORM OF AGREEMENT BETWEEN
                       OWNER AND CONTRACTOR



AGREEMENT

made as of the Twelfth day of February in the year of Nineteen
Hundred and Ninety-Seven

BETWEEN the Owner:       First Georgia Community Corp.
                         150 Covington St.
                         Jackson, GA  30233

and the Contractor:      W. H. Bass, Inc.
                         5664-D Peachtree Parkway
                         Norcross, GA  30092

The Project is:          New Main Office
                         First Georgia Community Bank
                         150 Covington St.
                         Jackson, GA  30233

The Architect is:        Homer Lewis & Associates
                         4288-C Memorial Drive
                         Decatur, GA  30032

The Owner and Contractor agree as set forth below.


                            ARTICLE 1
                      THE CONTRACT DOCUMENTS

The Contract Documents consist of this Agreement, Conditions of the Contract (General, Supplementary and other Conditions), Drawings, Specifications, addenda issued prior to execution of this Agreement, other documents listed in this Agreement and Modifications issued after execution of this Agreement; these form the Contract, and are as fully a part of the Contract as if attached to this Agreement or repeated herein. The Contract represents the entire and integrated agreement between the parties hereto and supersedes prior negotiations, representations or agreements, either written or oral. An enumeration of the Contract Documents, other than Modifications, appears in Article 9.

                            ARTICLE 2
                    THE WORK OF THIS CONTRACT

The Contractor shall execute the entire Work described in the Contract Documents, except to the extent specifically indicated in the Contract Documents to be the responsibility of others, or as follows:

Vaults and Security Contract
Interior Furnishings Contract
Bank Fixtures Contract
Carpet, Carpet Pad, and Installation
Letters on Monument Signage


                            ARTICLE 3
         DATE OF COMMENCEMENT AND SUBSTANTIAL COMPLETION

3.1 The date of commencement is the date from which the Contract Time of Paragraph 3.2 is measured, and shall be the date of this Agreement, as first written above, unless a different date is stated below or provision is made for the date to be fixed in a notice to proceed issued by the Owner.

     Two (2) weeks after signature of this contract by all parties

3.2 The Contractor shall achieve Substantial Completion of the entire Work not later than

     164 Calendar Days

The Contractor and the Contractor's surety, if any, shall be liable for and shall pay to the Owner the sums hereinafter stipulated as liquidated damages for each calendar day of delay until the work is substantially complete in the amount of $250.00.


                            ARTICLE 4
                           CONTRACT SUM

4.1 The Owner shall pay the Contractor in current funds for the Contractor's performance of the Contract the Contract Sum of One Million Four Hundred Twenty-Four Thousand Nine Hundred Twenty-One Dollars ($1,424,921.00), subject to additions and deductions as provided in the Contract Documents.

4.2 The Contract Sum is based upon the following alternates, if any, which are described in the Contract Documents and are hereby accepted by the Owner:

Base Bid -----------------------------------$1,535,000.00
Less Accepted Value Engineering (1/28/97)---$  107,079.00
Less Sound System --------------------------$    3,000.00

          TOTAL CONTRACT SUM                $1,424,921.00

See attached bid dated November 29, 1996, Notes of Clarification
Pages 1 & 2, and accepted Value Engineering list.


4.3  Unit prices, if any, are as follows:

                             ARTICLE 5
                         PROGRESS PAYMENTS

5.1 Based upon Applications for Payment submitted to the Architect by the Contractor and Certificates for Payment issued by the Architect, the Owner shall make progress payments on account of the Contract Sum to the Contractor as provided below and elsewhere in the Contract Documents.

5.2 The period covered by each Application for Payment shall be one calendar month ending on the last day of the month, or as follows:



5.3 Provided an Application for Payment is received by the Architect not later than the Twenty-Fifth (25th) day of a month, the Owner shall make payment to the Contractor not later than the Tenth day of the next month. If an Application for Payment is received by the Architect after the application date fixed above, payment shall be made by the Owner not later than fifteen (15) days after the Architect receives the Application for Payment.

5.4 Each Application for Payment shall be based upon the schedule of values submitted by the Contractor in accordance with the Contract Documents. The schedule of values shall allocate the entire Contract Sum among the various portions of the Work and be prepared in such form and supported by such data to substantiate its accuracy as the Architect may require. This schedule, unless objected to by the Architect, shall be used as a basis for reviewing the Contractor's Applications for Payment.

5.5 Applications for Payment shall indicate the percentage of completion of each portion of the Work as of the end of the period covered by the Application for Payment.

5.6 Subject to the provisions of the Contract Documents, the amount of each progress payment shall be computed as follows:

5.6.1. Take that portion of the Contract Sum properly allocable to completed Work as determined by multiplying the percentage completion of each portion of the Work by the share of the total Contract Sum allocated to that portion of the Work in the schedule of values, less retainage of ten percent (10%). Pending final determination of cost to the Owner of changes in the Work, amounts not in the dispute may be included as provided in Subparagraph
7.3.7 of the General Conditions even though the Contract Sum has not yet been adjusted by Change Order;

5.6.2 Add that portion of the Contract Sum properly allocable to materials and equipment delivered and suitably stored at the site for subsequent incorporation in the completed construction (or, if approved in advance by the Owner, suitably stored off the site at a location agreed upon in writing), less retainage of ten percent (10%);

5.6.3 Subtract the aggregate of previous payments made by the Owner; and

5.6.4 Subtract amounts, if any, for which the Architect has withheld or nullified a Certificate for Payment as provided in Paragraph 9.5 of the General Conditions.

5.7 The progress payment amount determined in accordance with Paragraph 5.6 shall be further modified under the following circumstances:

5.7.1 Add, upon Substantial Completion of the Work, a sum sufficient to increase the total payments to ninety percent (90%) of the Contract Sum, less such amounts as the Architect shall determine for incomplete Work and unsettled claims; and

5.7.2 Add, if final completion of the Work is thereafter materially delayed through no fault of the Contractor, any additional amounts payable in accordance with Subparagraph 9.10.3 of the General
Conditions.

5.8 Reduction or limitation of retainage, if any, shall be as follows:

     Retainage shall be reduced 5% on completed work at 50% completion of the project.


                           ARTICLE 6
                        FINAL PAYMENT

Final payment, constituting the entire unpaid balance of the Contract Sum, shall be made by the Owner to the Contractor when (1) the Contract has been fully performed by the Contractor except for the Contractor's responsibility to correct nonconforming Work as provided in Subparagraph 12.2.2 of the General Conditions and to satisfy other requirements, if any, which necessarily survive final payment; and (2) a final Certificate for Payment has been issued by the Architect; such final payment shall be made by the Owner not more than 30 days after the issuance of the Architect's final Certificate for Payment, or as follows:

                         ARTICLE 7
                    MISCELLANEOUS PROVISIONS

7.1 Where reference is made in this Agreement to a provision of the General Conditions or another Contract Document, the reference refers to that provision as amended or supplemented by other provisions of the Contract Documents.

7.2 Payments due and unpaid after the Contract shall bear interest from the date payment is due at the rate stated below, or in the absence thereof, at the legal rate prevailing from time to time at the place where the Project is located.

7.3 Other provisions:

Provide interim lien waivers from General Contractor and five (5) largest Subcontractors. Provide final lien affidavit from all Subcontractors.


                              ARTICLE 8
                       TERMINATION OR SUSPENSION

8.1 The Contract may be terminated by the Owner or the Contractor as provided in Article 14 of the General Conditions.

8.2 The Work may be suspended by the Owner as provided in Article
14 of the General Conditions.


                              ARTICLE 9
                     ENUMERATION OF CONTRACT DOCUMENTS

9.1 The Contract Documents, except for Modifications issued after execution of this Agreement, are enumerated as follows:

9.1.1 The Agreement is this executed Standard Form of Agreement
Between Owner and Contractor, AIA Document A101, 1987 Edition.

9.1.2 The General Conditions are the General Conditions of the
Contract for Construction, AIA Document A201, 1987 Edition.

9.1.3 The Supplementary and other Conditions of the Contract are those contained in the Project Manual dated November 29, 1996, and are as follows:


   Document                   Title                   Pages







9.1.4 The Specifications are those contained in the Project Manual dated as in Subparagraph 9.1.3, and are as follows:


   Section                    Title                   Pages










9.1.5 The Drawings are as follows, and are dated November 29, 1996 unless a different date is shown below:


   Number                      Title                   Date


        See Attachments


9.1.6 The Addenda, if any, are as follows:

   Number                      Date                   Pages

      1                      12/17/96
      2                      12/18/96
      3                      12/19/96



Portions of Addenda relating to bidding requirements are not part of the Contract Documents unless the bidding requirements are also enumerated in this Article 9.

9.1.7 Other documents, if any, forming part of the Contract
Documents are as follows:

Bid Dated 12/23/96
Notes of Clarification Pages 1 & 2
Bid Bond
List of Drawings
Accepted Value Engineering (1/28/97)

This Agreement is entered into as of the day and year first written above and is executed in at least three original copies of which one is to be delivered to the Contractor, one to the Architect for use in the administration of the Contract, and the remainder to the Owner.

OWNER                              CONTRACTOR

FIRST GEORGIA COMMUNITY CORP.      W. H. BASS, INC.


s/John L. Coleman                  s/David E. Carr
(Signature)                        (Signature)

John L. Coleman, President         David E. Carr, V.P. Finance
(Printed name and title)           (Printed name and title)