Form 10KSB/A
period 1996-12-31
FIRST GEORGIA COMMUNITY CORP
filed 1997-07-22
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                        AMENDMENT TO FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year                                Commission file number
ended December 31, 1996                                333-13583

                      FIRST GEORGIA COMMUNITY CORP.
              (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
(State of Incorporation)                                 (I.R.S. Employer
                                                      Identification No.)
155-B Lyons Street
P. O. Box 1534
Jackson, Georgia                                                  30233
(Address of principal executive offices)                        (Zip Code)

                              (770) 504-1090
                       (Issuer's telephone number)


Purpose of Amendment: The purpose of this amendment is to add a Financial Data Schedule as Exhibit 27 to the Form 10-KSB Annual Report of First Georgia Community Corp. for the fiscal year ended December 31, 1996. The Financial Date Schedule provided herein also corrects the failure of the Company to include a Financial Data Schedule as an exhibit to its Form SB-2 Registration Statement originally filed with the Commission on October 7, 1996.


                               Page 1 of 4
                     Amended Exhibit Index on Page 2

     3.   Exhibits

(a)  Exhibit Numbers

                                                       Sequential
                                                      Page Number

     3.1*   Articles of Incorporation                       --
     3.2*   Bylaws                                          --
     10.1*+ Employment Contract between John L.
            Coleman and the Company                         --
     21.1   Subsidiaries of the Company.  The
            sole subsidiary of the Company will
            be First Georgia Community Bank,
            Jackson, Georgia, which will be
            wholly-owned by the Company.                    --
     27     Financial Data Schedule (providing
            information for the interim period ended
            August 31, 1996 and for the fiscal year
            ended December 31, 1996).  As of
            August 31, 1996 and as of December 31,
            1996, neither the Company nor First
            Georgia Community Bank had commenced
            their respective operations as a bank
            holding company or as a commercial bank,
            and neither will do so unless regulatory
            approvals are obtained and the required
            capitalization of the Bank by the
            Company is obtained from proceeds of
            the sale of the Company's stock.                 3
     99.1** Consolidated Financial Statements
            of the Company                                  --

________________________
          *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement on Form SB-2 (SEC File No. 333-13583) and such documents are incorporated herein by reference.

          +Item 10.1 is an employment-compensatory agreement.

          **Item 99.1 listed above was previously filed by the Company as Exhibit 99.1 of the Company's Form 10-KSB
          Annual report amended hereby.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 22, 1997.


                              FIRST GEORGIA COMMUNITY CORP.



                              By: s/John L. Coleman
                                   John L. Coleman
                                   President