Form 10QSB
period 1997-06-30
FIRST GEORGIA COMMUNITY CORP
filed 1997-08-15
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the quarterly period                    Commission file number
ended June 30, 1997                                333-13583

                      FIRST GEORGIA COMMUNITY CORP.
              (Name of small business issuer in its charter)

       Georgia                                        58-2261088
(State of Incorporation)                           (I.R.S. Employer
                                                Identification No.)
155-B Lyons Street
P. O. Box 1534
Jackson, Georgia                                            30233
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

The number of shares outstanding of Registrant's class of common stock at August 12, 1997 was 758,458 shares of common stock.


Transitional Small Business Disclosure Format (check one):
Yes     No X

                               Page 1 of 12
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

                  PART I - FINANCIAL INFORMATION
                       FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP.

                  (A Development Stage Company)

                          BALANCE SHEET
                          JUNE 30, 1997
                           (Unaudited)


                              Assets

Cash                                             $     9,235
Interest-bearing deposits in banks                 6,070,000
Deferred stock issue and organization
  costs                                              101,708
Premises and equipment                             1,258,973
Other assets                                          31,919

          Total Assets                           $ 7,471,835


          Liabilities and Stockholder's Equity (Deficit)

Stock subscription deposits                      $ 7,541,930
Advances from organizers                              50,000
Other liabilities                                      6,973

          Total liabilities                        7,598,903

Commitments and contingent liabilities

Stockholder's Equity (deficit)

          Common stock, par value $5;
          10,000,000 shares authorized;

            1 share issued and outstanding                 5

          Capital surplus                                  5

          Deficit accumulated during the
          development stage                         (127,078)

             Total stockholder's equity
             (deficit)                               127,068)

             Total liabilities and stockholder's
             equity (deficit)                    $ 7,471,835

The accompanying notes are an integral part of these financial statements.

                  FIRST GEORGIA COMMUNITY CORP.

                  (A Development Stage Company)

                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                              Period from
                                               Inception
                         Three      Six        (March 15
                        Months     Months        1996)
                         Ended      Ended       Though
                        June 30,   June 30,     June 30,
                         1997       1997         1997

Interest Income         $ 64,911   $ 99,696   $ 100,157


Expenses

Interest expense           1,425      6,991      11,514
Salaries and other
  employee benefits       44,042     89,119     170,478
Occupancy and
  equipment expenses       6,524      6,524       6,524
Other operating
  expenses                23,418     29,351      38,719

  Total expenses          75,409    131,985     227,235

  Net loss              $(10,498)  $(32,289)  $(127,078)

The accompanying notes are an integral part of these financial statements.

                  FIRST GEORGIA COMMUNITY CORP.

                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)
                                                   Period from
                                                    Inception
                                                    (March 15,
                                   Six Months        1996)
                                     Ended           Through
                                    June 30,         June 30,
                                      1997             1997

OPERATING ACTIVITIES
  Net loss                         $    (32,289)   $   (127,078)
  Adjustments to reconcile
    net loss to net cash
    used in operating activities:
    Other operating activities          (15,049)        (24,946)

    Net cash used in
    operating activities                (47,338)       (152,024)

INVESTING ACTIVITIES
  Net increase in interest-
    bearing deposits in banks        (6,070,000)     (6,070,000)
  Purchase of premises and
    equipment                        (1,092,852)     (1,258,973)

    Net cash used in investing
    activities                       (7,162,852)     (7,328,973)

FINANCING ACTIVITIES
  Proceeds from sale of
    organizational shares                    -               10
  Proceeds from (repayment
    of) advances from organizers       (315,800)         50,000
  Net proceeds from common stock
    subscriptions                     7,069,128       7,440,222

    Net cash provided by financing
    activities                        6,753,328       7,490,232

Net increase (decrease) in cash        (456,862)          9,235

Cash, beginning of period               466,097               -

Cash, end of period                $      9,235    $      9,235

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest             $      6,991    $     11,514

The accompanying notes are an integral part of these financial statements.

                  FIRST GEORGIA COMMUNITY CORP.

                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

          First Georgia Community Corp. (the "Company") was incorporated on August 7, 1996, for the purpose of becoming a bank holding company for First Georgia Community Bank (the "Bank"). At June 30, 1997, the Company was in the development stage and had no earnings from operations except for interest earned on subscription funds held in escrow. The Company filed applications to the Board of Governors for the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and DBF approval on December 3, 1996. The Company will become a bank holding company within the meaning of the Federal Bank
Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the common stock of the Bank, which is projected to occur in September of 1997, which is when the Company expects the Bank to open for business. The Company's plan of operations for 1997 consists primarily of gaining market share in the Bank's primary service area.

          The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.

          The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   COMMON STOCK OFFERING

          The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an offering for sale of a minimum of 610,000 and a maximum of 800,000 shares of the Company's $5.00 par value common stock at $10 per share. The Company has completed its stock offering, raising $7,584,580 by selling 758,458 shares. The Company broke escrow and began issuing its stock as of July 7, 1997. All conditions to break escrow were met by June 30, 1997.

                  FIRST GEORGIA COMMUNITY CORP.

                  (A Development Stage Company)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION


The Company, through its subsidiary Bank, will offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by the law through the FDIC. The Bank plans to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashier's checks. The Bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

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

                     PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit                                             Sequential
     Numbers                                            Page Number

     3.1*       Articles of Incorporation                       --
     3.2*       Bylaws                                          --
     10.1*      Employment Contract between John L.
                Coleman and the Company                         --
     27.1       Financial Data Schedule:  As of
                June 30, 1997, neither the
                Company nor First Georgia Community
                Bank had commenced their respective
                operations as a bank holding company
                or as a commercial bank, and neither
                will do so unless final regulatory
                approvals are obtained and the required
                capitalization of the Bank by the
                Company is obtained from proceeds of
                the Company's stock offering, which
                has been completed as of July 7, 1997.         11
     ____________________

              *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's '33 Act Registration Statement (Registration No. 333-13583) and such documents are incorporated herein by reference.

     (b)      Reports on Form 8-K

              A report on Form 8-K, dated as of July 28, 1997, was filed on August 1, 1997, reporting the change of principal accountant for the Registrant. Subsequently, an amended report on Form 8-K, dated as of July 28, 1997, was filed on August 12, 1997, adding the letter from the former principal accountant required by Item 304 of Regulation S-K to said report as an exhibit.

                          SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 1997.


                                   GEORGIA COMMUNITY CORP.
                                   (Registrant)


Date: August 15, 1997              s/John L. Coleman
                                   John L. Coleman, President and
                                   C.E.O.


Date: August 15, 1997              s/Harry Lewis
                                   Harry Lewis, Corporate Secretary
                                   and C.A.O./C.F.O.