Form 10QSB
period 1997-09-30
FIRST GEORGIA COMMUNITY CORP
filed 1997-11-12
CIK 1024132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from __________  to __________

                      Commission File Number:  333-13583

                         First Georgia Community Corp.
             ----------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

            Georgia                                           58-2261088
-------------------------------                         -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)


                  150 Covington Street, Jackson,Georgia 30223
                ----------------------------------------------
                   (Address of principal executive offices)


                                (770) 504-1090
                      ----------------------------------
                          (Issuer's telephone number)

                                      N/A
        ---------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes      No
                                                ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 1997: 758,458

Transitional Small Business Disclosure Format (Check One)  Yes         No    X
                                                               -----       -----

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY


================================================================================



                                     INDEX
                                     -----

                                                                           Page
                                                                           ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - September 30, 1997.............. 3

              Consolidated Statements of Operations - Three and Nine
                 Months Ended  September 30, 1997.......................... 4

              Consolidated Statement of Cash Flows - Nine
                 Months Ended  September 30, 1997.......................... 5

              Notes to Consolidated Financial Statements................... 6

           Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....... 7


PART II.   OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K....................... 8

           Signatures...................................................... 9

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (Unaudited)

                    Assets
                    ------
Cash and due from banks                                                                                  $       1,091,224
Federal funds sold                                                                                               5,770,000

Loans                                                                                                              620,863
Less allowance for loan losses                                                                                       6,000
                                                                                                       --------------------
          Loans, net                                                                                               614,863
                                                                                                       --------------------

Premises and equipment                                                                                           1,932,890
Other assets                                                                                                        79,490
                                                                                                       --------------------

          Total assets                                                                                   $       9,488,467
                                                                                                       ====================

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Deposits
    Demand                                                                                               $         873,532
    Interest-bearing demand                                                                                        624,562
    Savings                                                                                                         81,593
    Time                                                                                                           585,583
                                                                                                       --------------------
          Total deposits                                                                                         2,165,270
Other liabilities                                                                                                   34,430
                                                                                                       --------------------
          Total liabilities                                                                                      2,199,700
                                                                                                       --------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized; 758,458 shares issued                              3,792,290
    Capital surplus                                                                                              3,754,816
    Accumulated deficit                                                                                           (258,339)
                                                                                                       --------------------
          Total stockholders' equity                                                                             7,288,767
                                                                                                       --------------------

          Total liabilities and stockholders' equity                                                     $       9,488,467
                                                                                                       ====================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                                                                                       Three Months           Nine Months
                                                                                           Ended                 Ended
                                                                                       September 30,         September 30,
                                                                                           1997                  1997
------------------------------------------------------------------------------------------------------------------------------
Interest income
    Loans                                                                           $            2,750      $           2,750
    Federal funds sold                                                                          79,583                179,279
                                                                                    -------------------    -------------------
              Total interest income                                                             82,333                182,029
                                                                                    -------------------    -------------------

Interest expense
    Deposits                                                                                     2,084                  2,084
    Other borrowings                                                                               -                    6,991
                                                                                    -------------------    -------------------
              Total interest expense                                                             2,084                  9,075
                                                                                    -------------------    -------------------

              Net interest income                                                               80,249                172,954
Provision for loan losses                                                                        6,000                  6,000
                                                                                    -------------------    -------------------
              Net interest income after provision for loan losses                               74,249                166,954
                                                                                    -------------------    -------------------

Other operating income                                                                           2,735                  2,735
                                                                                    -------------------    -------------------
Other expenses
    Salaries and other employee benefits                                                       110,522                199,641
    Occupancy and equipment expenses                                                            17,876                 24,400
    Other operating expenses                                                                    79,848                109,199
                                                                                    -------------------    -------------------
                                                                                               208,246                333,240
                                                                                    -------------------    -------------------

          Net loss before income taxes                                                        (131,262)              (163,551)

Income tax expense                                                                                 -                      -
                                                                                    -------------------    -------------------

          Net loss                                                                  $         (131,262)     $        (163,551)
                                                                                    ===================    ===================


              Net loss per share of common stock                                    $            (0.17)     $           (0.69)
                                                                                    ===================    ===================

Weighted average shares outstanding                                                            758,458                236,151
                                                                                    ===================    ===================

Cash dividends per share of common stock                                            $              -        $             -
                                                                                    ===================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

OPERATING ACTIVITIES
    Net loss
                                                                         $        (163,551)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation                                                                 6,200
        Provision for loan losses                                                    6,000
        Increase in interest receivable                                             (1,959)
        Increase in interest payable                                                 1,807
        Other operating activities                                                  36,549
                                                                        -------------------

              Net cash used in operating activities                               (114,954)
                                                                        -------------------
INVESTING ACTIVITIES
    Net increase in Federal funds sold                                          (5,770,000)
    Net increase in loans                                                         (620,863)
    Purchase of premises and equipment                                          (1,772,969)
                                                                        -------------------

              Net cash used in investing activities                             (8,163,832)
                                                                        -------------------
FINANCING ACTIVITIES
    Net increase in deposits                                                     2,165,270
    Repayment of advances from organizers                                         (365,800)
    Net proceeds from sale of common stock                                       7,104,443
                                                                        -------------------

              Net cash provided by financing activities                          8,903,913
                                                                        -------------------

Net increase in cash and due from banks                                            625,127

Cash and due from banks, beginning of period                                       466,097
                                                                        -------------------

Cash and due from banks, end of period                                   $       1,091,224
                                                                        ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                         $           7,268

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

           First Georgia Community Corp. (the Company) is a one-bank holding company whose business is conducted by its wholly-owned subsidiary, First Georgia Community Bank (the Bank). The Bank is a commercial bank located in Jackson, Butts County, Georgia. The Company completed the sale of its common stock and obtained all necessary regulatory approvals to commence operations in August 1997. The Company sold a total of $7,584,580 of its common stock and capitalized the Bank with $6,500,000. The Bank commenced operations on September 8, 1997.

           The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

           The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.    CURRENT ACCOUNTING DEVELOPMENTS

           The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The effective date of this statement is for financial statements issued for periods ending after December 15, 1997. The adoption of this Statement is not expected to have a material effect on earnings (losses) per share.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

As of September 30, 1997, the Company had total assets of $9.5 million. The Company raised $7.6 million from the sale of its common stock and has received $2.2 million in deposits since the commencement of operations on September 8, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($5.8 million), loans ($.6 million) and premises and equipment ($1.9 million). The Company expects that loan and deposit growth will be significant during its early periods of operations. This growth is not uncommon for de novo banks.

Liquidity
---------

As of September 30, 1997, the Bank's liquidity ratio was far in excess of its target ratio, due to its investment in Federal funds sold and other short-term investments. As loan growth continues to increase, the Bank's liquidity will decrease rapidly to levels more in line with its target ratio of 30%.

Capital
-------

The minimum capital requirements for banks and bank holding companies require a leverage capital to assets ratio of at least 4%, core capital to risk-weighted assets ratio of at least 4%, and total capital to risk-weighted assets of at least 8%. The Company and the Bank's capital ratios are far in excess of these regulatory requirements. As asset growth continues, these ratios will decrease rapidly to levels closer to, but still in excess of the regulatory minimum requirements.

Results of Operations
---------------------

The Company commenced its operations on September 8, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock and obtaining necessary regulatory approvals. The Company incurred operating losses totaling $226,000 during its organizational period ($95,000 in 1996 and $131,000 in 1997). The Company incurred total organizational and stock issue costs of $109,000 of which $72,000 has been capitalized to be amortized over a period of sixty months, and $37,000 has been recorded as a reduction of capital surplus. Through the third quarter, the Company has incurred additional operating losses of $32,000. The Company expects that it will continue to incur operating losses during its first full year of operations, until the increase in loans and other interest-earning assets will generate the income necessary to cover interest expense and other operating expenses.

The Company is not aware of any other known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.

                27.  Financial Data Schedule.

           (b)  Reports on Form 8-K.

                None.

                                   SIGNATURES




        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST GEORGIA COMMUNITY CORP.
                                            (Registrant)



DATE:                               BY:  /s/ John L. Coleman
     -------------------               ----------------------------------------
                                         John L. Coleman. President and C.E.O.
                                            (Principal Executive Officer)


DATE:                               BY:  /s/ Elaine S. Kendrick
     -------------------               ----------------------------------------
                                         Elaine S. Kendrick, Secretary
                                         (Principal Financial and
                                          Accounting Officer)