Form 10KSB
period 1997-12-31
FIRST GEORGIA COMMUNITY CORP
filed 1998-03-31
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934

For the fiscal year                                Commission file number
ended December 31, 1997                                  333-13583

                      FIRST GEORGIA COMMUNITY CORP.
              (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
(State of Incorporation)                                 (I.R.S. Employer
                                                      Identification No.)
150 Covington Street
P. O. Box 1534
Jackson, Georgia
                                                                    30233
(Address of principal executive offices)                        (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1997 were $414,779.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1998 was $4,917,740 based on the offering price of $10.00 per share, since there is no established trading market. The Registrant completed its offering on July 7, 1997.

The number of shares outstanding of Registrant's class of common stock at March 15, 1998 was 758,458 shares of common stock.

Documents Incorporated by Reference:

Transitional Small Business Disclosure Format (check one):
Yes     No X
                               Page 1 of 79
                         Exhibit Index on Page 44

                        TABLE OF CONTENTS

                              PART I                        Page


ITEM 1.   DESCRIPTION OF BUSINESS .........................   3

ITEM 2.   DESCRIPTION OF PROPERTIES........................  12

ITEM 3.   LEGAL PROCEEDINGS................................  12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.................................  12


                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS......................  13

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OR PLAN OF OPERATION ............................  13

ITEM 7.   FINANCIAL STATEMENTS ............................  33

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE ............................  33


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS .............................  33

ITEM 10.  EXECUTIVE COMPENSATION ..........................  37

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT ................  41

ITEM 12.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS ............................  43

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ................  44

SIGNATURES ................................................  45

                              PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a)  Business Development

First Georgia Community Corp. (the "Company"), Jackson, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of First Georgia Community Bank, Jackson, Georgia (the "Bank") upon its formation. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and the DBF approval on December 3, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act") upon the acquisition of all of the Common Stock of the Bank, which occurred in September, 1997.

The Bank is the sole operating subsidiary of the Company. On October 11, 1996, the Bank received the approval of its Articles of Incorporation from the DBF. Its permit to begin business has been issued, and it opened for business on September 8, 1997. The deposits at the Bank are insured by the Federal Deposit Insurance Corporation (the "FDIC"), initial approval by the FDIC having been obtained on September 30, 1996.

In October, 1996, the Company registered 800,000 shares of its common stock with the Securities and Exchange Commission under the Securities Act of 1933. The registration statement became effective on December 11, 1996, and the Company began its stock offering a few days later. The stock offering was completed as of July 7, 1997. 758,458 shares were sold in the offering, raising total capital of $7,584,580.

(b)  Business of Issuer

The Bank conducts a general commercial banking business in its primary service area, emphasizing the banking needs of individuals and small- to medium-sized businesses. The Company conducts business from its office located at 150 Covington Street, Jackson, Georgia 30233.

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

The principal business of the Bank is to accept deposits from the public and to make loans and other investments in and around Butts County, Georgia, as well as the geographically adjacent counties, its primary service area.

The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market funds and various types of certificates of deposit. The Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, Mastercard and VISA credit cards, safe deposit boxes, traveler's checks, bank by mail, direct deposit of payroll and social security checks, and US Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations will be the principal component of the Bank's income, so therefore prudent lending will be essential for the prosperity of the Bank.

The principal sources of income for the Bank will be interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank will be interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

The Bank's business plan for its initial years of operation relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability and efforts will be made to modify the Bank's business plan if the Bank does not prove successful.
The Bank does not presently offer trust or permissible securities services.

Supervision and Regulation

Regulation of the Bank. The operations of the Bank are subject to state and federal statutes applicable to state chartered banks whose deposits are insured by the FDIC and the regulations of the DBF and the FDIC. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payment of dividends, establishment of branches and other aspects of the Bank's operations. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, and on the taking of such stock or securities as collateral on loans to any borrower. In addition, the Bank is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law.
In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's current intra-county branching restrictions. The new legislation provides that effective after July 1, 1996, banks in Georgia, with prior approval of the DBF (and the appropriate federal regulatory authority), may establish additional branches in up to three new counties in the state per year. On July 1, 1998, full statewide branching goes into effect as Georgia banks may establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund ("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 4.3 cents per $100 of BIF insured deposits.

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

Regulation of the Company. The Company is a bank holding company within the meaning of the Federal Bank Holding Company Act (the "Act") and the Georgia bank holding company law (the "Georgia Act"). As a bank holding company, the Company is required to file with the Federal Reserve Board (the "Board") an annual report and such additional information as the Board may require pursuant to the Act. The Board may also make examinations of the Company and each of its subsidiaries. Bank holding companies are required by the Act to obtain approval from the Board prior to acquiring, directly or indirectly, ownership or control of more than 5% of the voting shares of a bank.

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

The Company and the Bank are subject to the Federal Reserve Act,
Section 23A, which limits a bank's "covered transactions" (generally, any extension of credit) with any single affiliate to no more than 10% of a bank's capital and surplus. Covered transactions with all affiliates combined are limited to no more than 20% of a bank's capital and surplus. All covered and exempt transactions between a bank and its affiliates must be on terms and conditions consistent with safe and sound banking practices, and a bank and its subsidiaries are prohibited from purchasing low quality assets from the bank's affiliates. Finally, Section 23A requires that all of a bank's extensions of credit to an affiliate be appropriately secured by collateral. The Company and the Bank are also subject to Section 23B of the Federal Reserve Act, which further limits transactions among affiliates. Sections 22(b) and 22(h) of the Federal Reserve Act and implementing regulations also prohibit extensions of credit by a state non-member bank (such as the Bank) to its directors, officers and controlling shareholders on terms which are more favorable than those afforded other borrowers, and impose limits on the amounts of loans to individual affiliates and all affiliates as a group.

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


Competition

The banking business is highly competitive. The Bank competes with other commercial banks in its primary service area.

Banks generally compete with other financial institutions through the banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. The Bank has encountered strong competition from most of the financial institutions in the Bank's primary service area. In the conduct of certain areas of its banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has and offer certain services, such as trust services, that the Bank does not provide presently. Management believes that competitive pricing and personalized service provides it with a method to compete effectively in the primary service area.

Employees

As of March 1, 1998, the Bank had 12 full-time employees and 1 part-time employee. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


ITEM 2.   DESCRIPTION OF PROPERTIES

The Company acquired a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia, in January, 1997 for $395,000, as the site for the main office of the Bank and the Company. On said tract of land, the Company constructed a two-story main office with approximately 9,085 square feet of finished space. The Bank occupies said building, opening for banking business on September 8, 1997. The main office has five inside teller stations and four outside drive-up teller stations. The first floor also has four customer service stations, eight enclosed office spaces (four of which are presently occupied), a safe deposit vault, a coupon room, a children's play room, and three customer waiting areas. The second floor of the building is unoccupied and is used for storage space and future expansion. In the opinion of management of the Company, the office building and personal property of the Company and the Bank are adequately covered by insurance.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings which management believes would have a material effect upon the operations or financial condition of the Company. The Bank has not commenced banking activities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1997.


                             PART II

ITEM 5.   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

As of December 31, 1997, there were approximately 1,000 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company has 758,458 shares of its common stock outstanding as of December 31, 1997. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

                       PLAN OF OPERATION

     The Company was incorporated on August 7, 1996, for the purpose of becoming a bank holding company for the Bank. The Company filed applications to the Board of Governors of the Federal Reserve System (the "Board") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Board approval on December 24, 1996, and DBF approval on December 3, 1996. The Company became a bank holding company within the meaning of the federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the Common Stock of the Bank. The Bank opened for business on September 8, 1997. The Company's plan of operation for 1998 consists primarily of gaining market share in the Bank's primary service area.

     During 1998, the Bank will continue to offer a full range of commercial banking services to individual, professional and business customers in its primary service area. These services will include personal and business checking accounts and savings and other time certificates of deposit. The transaction accounts and time certificates will be at rates competitive with those offered in the Bank's primary service area. Customer deposits with the Bank will be insured to the maximum extent provided by law through the FDIC. The Bank will continue to issue credit cards to act as a merchant depository for cardholder drafts under both Visa and Mastercard. The Bank will continue to offer night depository and bank-by-mail services and to sell traveler's checks (issued by an independent entity) and cashier's checks. The Bank does not anticipate offering trust and fiduciary services during 1998 and will rely on trust and fiduciary services offered by correspondent banks until the Bank determines that it is profitable to offer such services directly.

During 1998, the Bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans and from other services. The Bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

Management believes the Company and Bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during 1998 or in the foreseeable future. The Bank will accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

The Bank completed construction of its banking facility during August, 1997. Land and construction costs were approximately $1.8 million. In addition, furnishings and equipment cost approximately $446,000.

The Bank presently employs 12 full-time employees and 2 part-time employees. Management expects the Bank to employ approximately 14 employees and 3 part-time employees by the end of 1998.
Significant increases in the number of employees above this level are not expected in the foreseeable future.

             MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company (sometimes hereinafter referred to as "FGC") and its bank subsidiary, First Georgia Community Bank (the "Bank"), at December 31, 1997 and 1996, and the results of operations for the year ended December 31, 1997 and for the period from inception to December 31, 1996. The purpose of this discussion is to focus on information about FGC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Overview

FGC's 1997 results were highlighted by the successful completion of its common stock offering and the commencement of its banking operations on September 8, 1997. The Company's capital base will allow for substantial growth in 1998.

Financial Condition at December 31, 1997 and 1996

Following is a summary of FGC's balance sheets for the periods indicated:

                                            December 31,
                                          1997       1996
                                      (Dollars in Thousands)
Cash and due from banks               $   1,568      $    466
Federal funds sold                        4,320             -
Securities                                2,029             -
Loans                                     6,045             -
Premises and equipment                    2,220           166
Other assets                                152           116

                                      $  16,334      $    748

Total deposits                        $   9,165      $      -
Other borrowings                             29           366
Other liabilities                            26           477
Stockholders' equity (deficit)            7,114           (95)

                                      $  16,334      $    748

Financial Condition at December 31, 1997 and 1996

As of December 31, 1997, the Company had total assets of $16.3 million. The Company raised $7.58 million from the sale of its common stock and has received $9.2 million in deposits since the commencement of operations on September 8, 1997. The Company has invested the proceeds from its stock sale and deposit growth in Federal funds sold ($4.3 million), U.S. Agency and equity securities ($2.0 million), loans ($6.0 million), and premises and equipment ($2.2 million). The Company also repaid debt incurred during the organizational period of $366,000. The Company expects that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks. The Company was in process of its common stock offering as of December 31, 1996 and had raised $465,000 at that time.

The Bank's investment portfolio, consisting of U.S. Agency securities and equity securities, amounted to $2.0 million at December 31, 1997. Unrealized losses on securities amounted to $459 at December 31, 1997. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

FGC has 23% of its loan portfolio collateralized by real estate located in FGC's primary market area of Butts County and surrounding counties. FGC's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (80%), construction loans to build one to four-family residential properties (4%), and nonresidential properties consisting primarily of small business commercial properties (16%). FGC generally requires that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One to four-family residential properties              90%
Construction loans on one to four-family
 residential properties                                90%
Nonresidential property                                75%

FGC's remaining 77% of its loan portfolio consists of commercial, consumer, and other loans. FGC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with FGC's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in FGC's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in FGC's market area are stable with no indications of a significant downturn in the general economy.

FGC attempts to reduce these economic and credit risks not only by adherence to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower's financial position. Also, FGC establishes and periodically reviews its lending policies and procedures. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank's statutory capital and unsecured loan relationships that exceed 15% of the Bank's statutory capital.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and other needs of FGC. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. FGC attempts to price its deposits to meet its asset/liability objectives consistent with local market conditions.

The liquidity and capital resources of the Bank are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by those regulatory authorities and internal policy, the Bank's liquidity was considered satisfactory.

At December 31, 1997, FGC had loan commitments outstanding of $866,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1997, the Bank has arrangements with one commercial bank for additional short-term advances of $1,500,000.

At December 31, 1997, FGC's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. FGC's stockholders' equity increased due to the issuance of common stock of $7.58 million offset by a net loss of $338,000. FGC's stockholders' equity also decreased due to the decrease in the fair value of securities available for sale in the amount of $459. For regulatory purposes, the net unrealized losses on securities available for sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to FGC will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to FGC without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for FGC and the Bank as of December 31, 1997 are as follows:


                                           Actual

                                                       Regulatory
                                    FGC      Bank      Requirements

Leverage capital ratio              58.68%   50.77%      5.00%
Risk-based capital ratios:
  Core capital                      71.71    62.04       6.00
  Total capital                     72.44    62.78      10.00

At December 31, 1997, FGC had no material commitments for capital expenditures.

These ratios will decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Except for expected growth common to a de novo bank, management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets which are primarily monetary in nature and which tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. FGC, through its asset-liability committee, attempts to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of FGC's interest rate sensitive assets and liabilities, see the "Asset/Liability Management" section.

Results of Operations For The Year Ended December 31, 1997 and
Period from Inception to December 31, 1996

Following is a summary of FGC's operations for the periods indicated.




                                     Year Ended        Period Ended
                                 December 31, 1997   December 31, 1996
                                        (Dollars in Thousands)
Interest income                    $    369            $     1

Interest expense                         53                  5

Net interest income (expense)           316                 (4)

Provision for loan losses                72                  -

Other income                             46                  -

Other expenses                          628                 91

Pretax loss                            (338)               (95)

Income taxes                              -                  -

Net loss                               (338)               (95)

The Company commenced its operations on September 8, 1997. Prior to the commencement, the Company was engaged in activities involving the formation of the Company, selling its common stock, and obtaining necessary approvals. The Company incurred operating losses totaling $226,000 during its organizational period ($95,000 in 1996 and $131,000 in 1997). The Company incurred total organizational and stock issue costs of $109,000 of which $72,000 has been capitalized to be amortized over a period of sixty months, and $37,000 has been recorded as a reduction in capital surplus. Through the end of the year, the Company has incurred additional operating losses of $207,000.

Operations during 1996 and through August of 1997 consisted primarily of FGC's organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a bank. Therefore, operational comparisons between 1997 and 1996 would not be meaningful and are not presented.

Net Interest Income

FGC's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Since interest rates are determined by market forces and economic conditions beyond the control of FGC, FGC's ability to generate net interest income is dependent upon its ability to obtain an adequate net interest spread between the rate paid on interest-bearing liabilities and the rate earned on interest-earning assets.

The net yield on average interest-earning assets during FGC's operational period from September 8, 1997 to December 31, 1997 was 5.66%. Average loans were $1.0 million, average securities were $150,000, and average Federal funds sold were $1.7 million. Average interest-bearing liabilities were $1.1 million. The rate earned on average interest-earning assets was 7.25%. The rate paid on average interest-bearing liabilities was 4.21%.

Provision for Loan Losses

The provision for loan losses was $72,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1997, FGC has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.18%.

Other Income

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $46,000 in 1997.

Non-interest Expense

Other operating expense consists of salaries and employee benefits ($350,000), equipment and occupancy expenses ($71,000), and other operating expenses ($207,000).

Income Tax

FGC had no income tax expense due to a pre-tax operating loss of $338,000.

Asset/Liability Management

It is FGC's objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. It is the overall philosophy of management to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

FGC's asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Board of Directors of the Bank on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If FGC's assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, FGC also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect FGC's liquidity position. FGC currently prices deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur which would negatively affect FGC's liquidity position.

At December 31, 1997, FGC's cumulative one year interest rate-sensitivity gap ratio was 182%. FGC's targeted ratio is 80% to 120% in this time horizon. This indicates that FGC's interest-earning assets will reprice during this period at a rate considerably faster than FGC's interest-bearing liabilities. FGC is not within its targeted parameters. However, as FGC continues to invest its excess liquidity, currently invested in Federal funds sold, in loans and securities, the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. A gap ratio in FGC's current range is not unusual for a de novo bank. It is also noted that over 75% of FGC's certificates of deposit greater than $100,000 mature within the one year time horizon. It is management's belief that as long as FGC pays the prevailing market rate on these type deposits, FGC's liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of FGC's interest-earning assets and interest-bearing liabilities as of December 31, 1997, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of FGC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.




                                      After      After
                                      Three      One
                                      Months     Year but
                            Within    but        Within   After
                            Three     Within     Five     Five
                            Months    One Year   Years    Years    Total
                                      (Dollars in Thousands)
Interest-earning assets:
  Federal funds sold         $4,320    $    --   $   --   $   --   $ 4,320
  Securities                     31         --    1,998       --     2,029
  Loans                       2,519        681    2,466      451     6,117

                              6,870        681    4,464      451    12,466

Interest-bearing
 liabilities:
  Interest-bearing
   demand deposits            3,150         --       --       --     3,150
  Savings                       304         --       --       --       304
  Certificates, less
   than $100,000                 --        396    1,405       --     1,801
  Certificates,
   $100,000 and over            100        200      100       --       400
  Other borrowings                2          5       22       --        29

                              3,556        601    1,527       --     5,684


Interest rate
 sensitivity gap             $3,314    $    80   $2,937  $   451   $ 6,782
Cumulative interest
 rate sensitivity
 gap                         $3,314    $ 3,394   $6,331  $ 6,782
Interest rate
 sensitivity gap
 ratio                         1.93       1.13     2.92      --
Cumulative interest
 rate sensitivity
 gap ratio                     1.93       1.82     2.11     2.19

Capability of FGC's Data Processing Software to Accommodate the
Year 2000

Like many financial institutions, FGC and its subsidiary rely upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management of FGC has assessed the electronic systems, programs, applications, and other electronic components used in the operations of FGC and believes that FGC's hardware and software has been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard. A Year 2000 Committee of the Board of Directors has been appointed to formulate a policy and plan for dealing with the year 2000 issue. This Committee will direct and monitor the plan regarding the year 2000 issue.



      SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA


The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of FGC; the interest rates experienced by FGC; the investment portfolio of FGC; the loan portfolio of FGC, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of FGC; types of deposits of FGC and the return on equity and assets for FGC.




     [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

            DISTRIBUTION OF ASSETS, LIABILITIES, AND
                     STOCKHOLDERS' EQUITY:
            INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

                                     From September 8, 1997,
                               Date of Commencement of Operations,
                                      to December 31, 1997
                                     (Dollars in Thousands)
          ASSETS
Cash and due from banks                             $   273
Taxable securities                                      150
Federal funds sold                                    1,706
Loans (2)                                             1,060
Reserve for loan losses                                 (6)
Other assets                                            624
                                                    $ 3,807

Total interest-earning assets                       $ 2,916

     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand                        $   420
  Interest-bearing demand                               624
  Savings                                                62
  Time                                                  408
        Total deposits                              $ 1,514

  Other borrowings                                        5
  Other liabilities                                       7
        Total liabilities                             1,526
  Stockholders' equity                                2,281
                                                    $ 3,807

        Total interest-bearing
         liabilities                                $ 1,099

(1) Average balances were determined using the daily average balances during the period from September 8, 1997, date of commencement of operations, to December 31, 1997, for each category.

(2)  There were no nonaccrual loans included in average loans.

Interest Income and Interest Expense

The following tables set forth the amount of FGC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets. These rates do not include the time period prior to the commencement of its banking operations.


                                            Year Ended December 31, 1997
                                                                 Average
                                             Interest            Rate
                                                (Dollars in Thousands)
INTEREST INCOME:
  Interest and fees on loans (1)                 $ 105              9.89%
  Interest on taxable securities                     9              5.82
  Interest on Federal funds sold                    98              5.74
  Interest earned during the period
   prior to commencement of
   banking operations                              157              -
  Total interest income                          $ 369              7.25

INTEREST EXPENSE:
  Interest on interest-bearing
   demand deposits                               $  20              3.22
  Interest on savings deposits                       2              2.97
  Interest on time deposits                         24              5.91
  Interest on other borrowings(2)                    -              4.80
  Interest incurred during the
   period prior to commencement
   of banking operations                             7              -
  Total interest expense                            53              4.21

NET INTEREST INCOME                              $ 316

  Net interest spread                                               3.04%
  Net yield on average interest
   -earning assets                                                  5.66%

(1) Interest and fees on loans includes $7,000 of loan fee income for the year ended December 31, 1997. There was no interest income recognized on nonaccrual loans during 1997.

(2)  Interest on other borrowings was less than $300.


Rate and Volume Analysis

Because FGC commenced its banking operations in 1997, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

                                  INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                         December 31, 1997
                                                       (Dollars in Thousands)
   U.S. Government agencies                                $    1,998
   Equity securities                                               31
                                                           $    2,029

Maturities

The amounts of securities in each category as of December 31, 1997 are shown in the following table according to contractual maturity classifications
(1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                After one year     After five years
             One year or less  through five years  through ten years
             Amount  Yield(1)   Amount  Yield(1)    Amount  Yield(1)
U.S.
Government
agencies    $  --     -       $ 1,998   6.24       $  --      -

                              After ten years          Total
                              Amount   Yield(1)   Amount  Yield(1)
U.S.
Government
agencies                      $   --      -       $ 1,998    6.24



(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                     LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                         December 31, 1997
                                      (Dollars in Thousands)
Commercial                                   $  2,432
Real estate-construction                           57
Real estate-mortgage                            1,346
Consumer installment loans and other            2,282
                                                6,117
Less allowance for loan losses                    (72)
     Net loans                               $  6,045

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1997 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                           (Dollars in Thousands)
   Commercial
     One year or less                                $    365
     After one year through five years                  1,768
     After five years                                     299
                                                        2,432
   Construction
     One year or less                                      57
     After one year through five years                      -
     After five years                                       -
                                                           57
   Other
     One year or less                                     940
     After one year through five years                  2,135
     After five years                                     553
                                                        3,628

                                                     $  6,117

The following table summarizes loans at December 31, 1997 with the due dates after one year which have predetermined and floating or adjustable interest rates.


                                      (Dollars in Thousands)
Predetermined interest rates                   $  3,807
Floating or adjustable interest rates               948
                                               $  4,755

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1997 is as follows:

                                         December 31, 1997
                                        (Dollars in Thousands)
Nonaccrual loans                               $     0
Loans contractually past due
  ninety days or more
  as to interest or principal
  payments and still accruing                        0
Restructured loans                                   0
Loans, now current about which
  there are serious doubts
  as to the ability of the borrower
  to comply with loan repayment terms                0
Interest income that would have been
  recorded on nonaccrual and
  restructured loans under original terms            0
Interest income that was recorded on
  nonaccrual and restructured loans                  0

It is the policy of the Bank to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded such interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

                  SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                   1997
                                          (Dollars in Thousands)
Average amount of loans outstanding              $   1,060

Balance of allowance for loan losses
  at beginning of period                         $       -

Loans charged off                                        -

Loans recovered                                          -

Net charge-offs                                          -

Additions to allowance charged to
  operating expense during period                       72

Balance of allowance for loan losses
  at end of period                               $      72

Ratio of net loans charged off during
  the period to average loans
  outstanding                                           -%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.



As of December 31, 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                      December 31, 1997
                                                     Percent of loans in
                                                       each category
                                   Amount              to total loans
                            (Dollars in Thousands)
Commercial                           $   36                40%
Real estate - construction                7                 1
Real estate - mortgage                   14                22
Consumer installment
  loans and other                        15                37
                                     $   72               100%

                           DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)

                                                      1997
                                                Amount        Percent
                                                (Dollars in Thousands)
Noninterest-bearing demand deposits            $  420            --%
Interest-bearing demand deposits                  624          3.22
Savings deposits                                   62          2.97
Time deposits                                     408          5.91
   Total deposits                              $1,514

(1) Average balances were determined using the daily average balances during the year for the period from September 8, 1997, date of commencement of operations, to December 31, 1997.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1997 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.



                                              (Dollars in Thousands)
Three months or less                                  $   100
Over three months through six months                        -
Over six through twelve months                            200
Over twelve months                                        100
   Total                                              $   400

            RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                                       1997
Return on assets (1)                                  (2.80)%
Return on equity (2)                                  (4.67)
Dividend payout ratio (3)                                 -
Equity to assets ratio (4)                            59.92

(1)  Net loss divided by average total assets.
(2)  Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net income per share.
(4)  Average common equity divided by average total assets.


ITEM 7.   FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon are attached hereto as Exhibit
99.1 and incorporated herein by reference.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure. The Company changed accountants during the 1997 fiscal year, as previously reported on a Form 8-K filed by the Company at the time of the change.


                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS

The following table sets forth the name of each director and Executive Officer of the Company, his or her age, and a brief description of their principal occupation and business experience for the preceding five years. Except as otherwise indicated, each director has been or was engaged in his or her present or last physical occupation, in the same or similar position for more than five years. Listed below are the directors and executive officers of the Company. The directors of the Company also serve as directors of the Bank. Each has served as a director of the Company since the formation of the Company on August 8, 1996, and their initial terms of office will end on April 23, 1998 (the date of the first annual meeting of shareholders of the Company). Beginning with the first annual meeting of shareholders of the Company, directors will serve for one year terms. The executive officers serve at the pleasure of the Board of Directors of the Company.

Name                    Age  Principal Occupation

John L. Coleman          52   Mr. Coleman is the President, Chief
                              Executive Officer and a Director of
                              the Company and will hold the same
                              positions with the Bank.  From 1994
                              until July, 1996, Mr. Coleman acted
                              as Regional Retail Manager Northwest
                              Georgia-Bartow County and Senior
                              Banking Executive for NationsBank
                              Bartow County in Cartersville,
                              Georgia.  From 1986 to 1994, Mr.
                              Coleman was President and Senior
                              Lender of C&S Bank and NationsBank,
                              Bartow County Division, in
                              Cartersville, and acted in a similar
                              position at C&S Bank, Jackson
                              Division, in Jackson, Georgia, from
                              1982 to 1986.  From 1967 to 1982,
                              Mr. Coleman worked in various
                              management positions for C&S Bank in
                              LaGrange, Georgia, and Atlanta,
                              Georgia.

D. Richard Ballard       51   Since 1967, Mr. Ballard has been
                              affiliated with Haisten Funeral
                              Home, Inc. in Jackson, Georgia, and
                              is currently the President/CEO.  Mr.
                              Ballard is also the President/CEO of
                              Haisten Funeral Home of Henry
                              County, Inc.

Charles W. Carter        62   Since 1968, Mr. Carter has been
                              affiliated with Carter Builders
                              Supply in Jackson, and is currently
                              the President.  Mr. Carter was an
                              advisory director of C & S Bank and
                              NationsBank in Jackson from 1978
                              until 1994.


Alfred D. Fears, Jr.     41   Mr. Fears' primary occupation is as
                              an attorney, and he  has been
                              practicing law in Jackson, Georgia
                              since 1981.  He also owns and
                              operates an apartment rental
                              business in Jackson.

William B. Jones         53   From 1966 to 1976, Mr. Jones was a
                              teacher, coach and school
                              superintendent in Jackson, Georgia.
                              Since 1977, Mr. Jones has practiced
                              law in Jackson, Georgia, and has
                              been active in the food and
                              petroleum distribution business.
                              Mr. Jones is currently President of
                              Jones Petroleum Co., Meriwether
                              Properties, Inc. and Jones &
                              Hudgins, and Vice President of
                              Jones & Owenby, Inc.  He also served
                              on the Advisory Board of NationsBank
                              in Jackson.

Harry Lewis              45   Mr. Lewis owns and operates an
                              automobile dealership in Jackson,
                              Georgia, which he has operated since
                              1983.  He is also affiliated with
                              Playtime Learning Center, Inc., and
                              is currently President.  Mr. Lewis
                              is also the Secretary-Treasurer,
                              Chief Financial Officer and Chief
                              Accounting Officer of the Company.

Joey McClelland          51   Since 1997, Mr. McClelland has
                              served as a director of
                              International Consulting.  Prior to
                              1997, Mr. McClelland has acted as
                              Executive Director of Marketing and
                              Logistics Consulting, providing
                              design and implementation consulting
                              services to international business
                              operations.  Prior to 1989, Mr.
                              McClelland held numerous management
                              level positions in related marketing
                              fields.

Dr. Alexander Pollack    44   Since 1986, Dr. Pollack has been
                              self-employed in Jackson, Georgia,
                              as a general surgeon.  In addition,
                              Dr. Pollack is the medical director
                              at the Georgia Diagnostic and
                              Classification Prison.

Robert Ryan              60   Since 1983, Mr. Ryan has been
                              President of Atlanta South 75 Inc.
                              From 1960 to 1983, Mr. Ryan held
                              various management positions with
                              Unocal Corporation, Los Angeles,
                              California.  Mr. Ryan served on the
                              Board of Directors of Speedway
                              Corporation and the Association of
                              Christian Truckers.

James H. Warren          59   Since 1971, Mr. Warren has been
                              self-employed as a general
                              contractor and developer.  He is
                              President of Sure Power, Inc.,
                              Secretary-Treasurer of Brushy
                              Mountain Hydro-Electric Power, Inc.
                              and Alternator & Starter House,
                              Inc., and a partner in Fenwyck
                              Development Co.

George L. Weaver         49   Mr. Weaver has been President of
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

The Company's Bylaws provide that the Board of Directors shall consist of not less than 8 or more than 20 Directors, and that the number of Directors shall be fixed or changed from time to time, within the maximum and minimum, by the shareholders by the affirmative vote of two-thirds of the issued and outstanding shares of the Company entitled to vote in an election of Directors, or by the Board of Directors by the affirmative vote of two-thirds of all Directors then in office. Directors serve for a one year term, and the present term of each Director will expire at the annual shareholders meeting of the Company to be held in April, 1999.

Executive Officers of the Company and the Bank will be elected annually by the Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

The Company does not separately compensate any of its directors or executive officers, except for the chief executive officer. After the Bank commenced operations, the Company no longer separately compensated the chief executive officer. The following sets forth certain information concerning the compensation of the Company's chief executive officer during fiscal year 1997. No other executive officer received compensation.


                      Summary Compensation Table

                         Annual Compensation

                                               Long Term
                                              Compensation
                                                Awards

Name and                                  Other Annual  Securities   All Other
Principal   Fiscal                        Compensation  Underlying  Compensation
Position     Year   Salary ($)  Bonus ($)     ($)       Options (#)      ($)
John L.
Coleman     1997    135,000         0        --(1)           0          816(2)
President
and Chief
Executive
Officer

(1) Compensation does not include any prerequisites and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.

(2) The Company provided Mr. Coleman with a $200,000 term life insurance policy; the premium paid by the Company in 1997 was $816. In addition, pursuant to Mr. Coleman's employment agreement, Mr. Coleman will be entitled to severance pay equal to one month's pay for each year employed by the Bank in the event of termination of his employment.



     Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                 Number of
                                                 Securities    Value of
                                                 Underlying    Unexercised
                                                 Unexercised   In-the-Money
                                                 Options at    Options at
                                                 FY-End(#)     FY-End($)
             Shares Acquired                     Exercisable/  Exercisable/
Name         on Exercise (#)  Value Realized($)  Unexercisable Unexercisable
John L.          0                -              15,000/0          0/-
Coleman
President
and Chief
Executive
Officer

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                      PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the shares of voting common stock of the Company, which is the only class of stock outstanding, beneficially owned as of March 15, 1998,(i) by each person who beneficially owns more than 5% of shares of common stock of the Company, (ii) by each of the Company's directors and named executive officers and (iii) by all directors and executive officers of the Company as a group.

                               Amount and
                               Nature of
Name and Address               Beneficial      Percentage
of Beneficial Owner            Ownership       Ownership
D. Richard Ballard              20,500(1)        2.70%
Director
P. O. Box 1183
Jackson, GA  30233

Charles W. Carter               26,700(2)        3.49
Director
853 W. 3rd Street
Jackson, GA  30120

John L. Coleman                 40,000(3)        5.17(4)
Director, President &
Chief Executive Officer
866-E Halls Bridge Road
Jackson, GA  30120

Alfred D. Fears                 20,000(5)        2.64
Director
327 E. 3rd Street
Jackson, GA  30233

William B. Jones                32,532(6)        4.29
Director
642 Stark Road
Jackson, GA  30233

Harry Lewis                     20,500           2.70
Director,
Secretary-
Treasurer
549 Wesley Drive
Jackson, GA  30233

Joey McClelland                 20,500(7)        2.70
Director
P. O. Box 660
Jackson, GA  30233

Dr. Alexander Pollack           29,600(8)        3.90
Director
140 Strickland Pasture Road
Jackson, GA  30233

Robert Ryan                     15,000(9)        1.98
Director
P. O. Box 967
Jackson, GA  30233

James H. Warren                 20,152(10)       2.66
Director
866-A Halls Bridge Road
Jackson, GA  30233

George L. Weaver                21,000(11)       2.77
Director
2705 High Falls Road
Jackson, GA  30233

All current directors           281,684(12)     36.42(4)
and executive officers as
a group (12 persons)

________________________
(1) Includes 500 shares owned by Haisten Funeral Homes, Inc., over which shares Mr. Ballard has investment and voting power; does not include 300 shares owned by his adult son over which shares he asserts no voting or investment power.

(3) Includes 6,700 shares owned by C. Carter, Inc., over which shares Mr. Carter has investment and voting power; does not include 4,300 shares owned by his wife, 1,500 shares owned by his adult son, and 100 shares owned by his mother, over all of which shares he asserts no voting or investment power.

(3) Includes 15,000 shares that are subject to options granted to Mr. Coleman under the terms of his employment agreement. Those options will be immediately exercisable at an exercise price of the lesser of $10.00 per share or book value per share and expire ten years from the date of grant. Also includes 25,000 shares held in Mr. Coleman's IRA.

(4) In calculating percentage ownership, includes 15,000 shares subject to options granted Mr. Coleman in calculating total outstanding stock of the Company and number of shares beneficially owned by Mr. Coleman.

(5) Includes 1,059 shares owned by Mr. Fears as custodian for his minor children and 5,941 shares owned by Mr. Fear's IRA, over all of which shares Mr. Fears has investment and voting power.

(6) Includes 17,532 shares owned by Jones Petroleum Co., Inc., over which shares Mr. Jones has investment and voting power; does not include 500 shares owned by his adult son and 1,000 shares owned by his wife, over all of which shares he asserts no voting or investment power.

(7) Does not include 100 shares owned by Mr. McClelland's adult son, 100 shares owned by Mr. McClelland's adult daughter, 1,900 shares owned by Mr. McClelland's mother, over all of which shares he asserts no voting or investment power.

(8) Includes 500 shares owned by Dr. Pollack as custodian for his minor child, over which shares he has investment and voting power; does not include 500 shares owned by his wife, over which he asserts no voting or investment power.

(9) Owned by Mr. Ryan and his wife jointly; does not include 100 shares owned by Mr. Ryan's adult son, over which shares Mr.
     Ryan asserts no voting or investment power.

(10) Includes 2,926 shares owned by Mr. Warren's IRA, 9,300 shares owned jointly with his wife, and 2,926 shares owned by Mr. Warren's wife's IRA, over all of which shares he shares voting and investment power; does not include 100 shares owned by his adult daughter and 200 shares owned by his father, over all of which shares Mr. Warren asserts no voting or investment power.

(11) Includes 5,177 shares owned by Mr. Weaver's IRA, over which shares he has voting and investment power.

(12) Includes 15,200 shares beneficially owned by an officer not named or listed above.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain executive officers and directors of the Company and the Bank, and principal shareholders of the Company and affiliates of such persons have, from time to time, engaged in banking transactions with the Bank. All loans or other extensions of credit were made by the Bank to such individuals in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated parties and are believed by management to not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1997, there were loans to executive officers and directors of the Company and the Bank, principal shareholders of the Company, and affiliates of such persons, totaling $2,624,786 in aggregate principal amount. As of December 31, 1997, said aggregate amount constituted 42.9% of the aggregate principal amount of the loan portfolio of the Bank.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements/

     The consolidated financial statements, notes thereto and independent auditors' report thereon, are filed as Exhibit
     99.1 hereto, and made a part hereof.

     2.   Exhibits

     Exhibit Numbers

                                                       Sequential
                                                      Page Number

     3.1*   Articles of Incorporation                       --
     3.2*   Bylaws                                          --
     10.1*+ Employment Contract between John L.
            Coleman and the Company                         --
     21.1   Subsidiaries of the Company.  The
            sole subsidiary of the Company is
            First Georgia Community Bank,
            Jackson, Georgia, which is
            wholly-owned by the Company.                    --
     27.1   Financial Data Schedule                         47
     99.1   Consolidated Financial Statements
            of the Company                                  49

________________________
          *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 333-13583) and such documents are incorporated herein by reference.

          +Item 10.1 is an employment-compensatory agreement.


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1997.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.


FIRST GEORGIA COMMUNITY CORP.



By:  s/John L. Coleman
     John L. Coleman
     President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 1998.

     Signature                     Title


s/John L. Coleman             Director; President and C.E.O.
John L. Coleman


s/D. Richard Ballard          Director
D. Richard Ballard


s/Charles W. Carter           Director
Charles W. Carter


s/Alfred D. Fears             Director
Alfred D. Fears


s/William B. Jones            Director
William B. Jones


s/Harry Lewis                 Director;  Secretary-Treasurer and
Harry Lewis                   C.F.O./C.A.O.


s/Joey McClelland             Director
Joey McClelland

               [SIGNATURES CONTINUED ON NEXT PAGE]

_______________________       Director
Dr. Alexander Pollack


________________________      Director
Robert Ryan


________________________      Director
James H. Warren


s/George L. Weaver            Director
George L. Weaver



Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting
Issuers:

No annual report to security holders covering the registrant's 1997 fiscal year or proxy material with respect to an annual meeting of security holders for 1997 has been or will be sent to security holders of the registrant, since the registrant is not presently required to provide security holders an annual report or proxy material. The registrant does intend in April, 1998 to furnish its security holders summary financial information for its fiscal year ended December 31, 1997 and the notice of its annual meeting of shareholders to be held on April 23, 1998.