Form 10QSB
period 1998-03-31
FIRST GEORGIA COMMUNITY CORP
filed 1998-05-14
CIK 1024132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
Mark One

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________  to __________

                        Commission File Number: 333-13583

                          First Georgia Community Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Georgia                                       58-2261088
--------------------------------                  ----------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

                 150 Covington Street, Jackson, Georgia 30233
                 --------------------------------------------
                   (Address of principal executive offices)

                                (770) 504-1090
                 --------------------------------------------
                          (Issuer's telephone number)

                                      N/A
                     -------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes               No
      ------         -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1998: 758,458; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes       No     X
                                                               -----      -----

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
================================================================================

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - March 31, 1998.................... 3

              Consolidated Statements of Operations and
               Comprehensive Loss - Three Months Ended
               March 31, 1998 and 1997....................................... 4

              Consolidated Statement of Cash Flows - Three
               Months Ended March 31, 1998 and 1997.......................... 5

              Notes to Consolidated Financial Statements..................... 6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations....... 7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders..... 13

           Item 6 - Exhibits and Reports on Form 8-K........................ 13

           Signatures....................................................... 14

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1998
                                  (Unaudited)


                                    Assets
                                    ------
Cash and due from banks                                                  $        1,448,827
Federal funds sold                                                                3,590,000
Securities available-for-sale, at fair value                                      3,047,792

Loans                                                                            11,035,222
Less allowance for loan losses                                                      162,000
                                                                         -------------------
          Loans, net                                                             10,873,222

Premises and equipment                                                            2,277,856
Other assets                                                                        191,976
                                                                         -------------------

          Total assets                                                   $       21,429,673
                                                                         ===================

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Deposits
    Demand                                                               $        4,607,371
    Interest-bearing demand                                                       4,867,656
    Savings                                                                         582,357
    Time                                                                          4,254,068
                                                                         -------------------
          Total deposits                                                         14,311,452
Other liabilities                                                                    98,353
                                                                         -------------------
          Total liabilities                                                      14,409,805
                                                                         -------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      758,458 shares issued and outstanding                                       3,792,290
    Capital surplus                                                               3,754,816
    Accumulated deficit                                                            (526,779)
    Accumulated other comprehensive loss                                               (459)
                                                                         -------------------
          Total stockholders' equity                                              7,019,868
                                                                         -------------------

          Total liabilities and stockholders' equity                     $       21,429,673
                                                                         ===================

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                         Three Months          Three Months
                                                                            Ended                 Ended
                                                                          March 31,             March 31,
                                                                             1998                  1997
                                                                     -------------------    -------------------
Interest income
    Loans                                                            $          217,628     $                -
    Taxable securities                                                           36,825                      -
    Federal funds sold                                                           60,110                 34,785
                                                                     -------------------    -------------------
              Total interest income                                             314,563                 34,785
                                                                     -------------------    -------------------

Interest expense
    Deposits                                                                     97,929                      -
    Other borrowings                                                                  -                  5,566
                                                                     -------------------    -------------------
              Total interest expense                                             97,929                  5,566
                                                                     -------------------    -------------------

              Net interest income                                               216,634                 29,219
Provision for loan losses                                                        90,000                      -
                                                                     -------------------    -------------------
              Net interest income after provision for loan losses               126,634                 29,219
                                                                     -------------------    -------------------

Other operating income                                                           38,254                      -
                                                                     -------------------    -------------------

Other expenses
    Salaries and other employee benefits                                        127,982                 45,077
    Occupancy and equipment expenses                                             43,121                      -
    Other operating expenses                                                     87,578                  5,933
                                                                     -------------------    -------------------
              Total other expenses                                              258,681                 51,010
                                                                     -------------------    -------------------

              Net loss before income taxes                                      (93,793)               (21,791)

Income tax expense                                                                    -                      -
                                                                     -------------------    -------------------

              Net loss                                                          (93,793)               (21,791)
                                                                     -------------------    -------------------

Other comprehensive losses:
    Unrealized losses on securities available-for-sale
       arising during period                                                          -                      -
                                                                     -------------------    -------------------

    Comprehensive loss                                               $          (93,793)    $          (21,791)
                                                                     ===================    ===================

Basic and diluted losses per common share                            $            (0.12)    $          (21,791)
                                                                     ===================    ===================

Weighted average shares outstanding (basic and diluted)                         758,458                      1
                                                                     ===================    ===================

Cash dividends per share of common stock                             $                -     $                -
                                                                     ===================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)


                                                                            1998                      1997
                                                                    ---------------------    ----------------------
OPERATING ACTIVITIES
    Net loss                                                        $            (93,793)     $            (21,791)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                             29,192                         -
        Provision for loan losses                                                 90,000                         -
        Increase in interest receivable                                          (52,738)                        -
        Increase in interest payable                                              19,275                         -
        Other operating activities                                                32,327                    (8,659)
                                                                    ---------------------    ----------------------

              Net cash provided by (used in) operating activities                 24,263                   (30,450)
                                                                    ---------------------    ----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (1,500,000)                        -
    Proceeds from maturities of securities available-for-sale                    481,699                         -
    Net decrease in Federal funds sold                                           730,000                         -
    Net increase in loans                                                     (4,918,200)                        -
    Purchase of premises and equipment                                           (83,314)                 (397,158)
                                                                    ---------------------    ----------------------

              Net cash used in investing activities                           (5,289,815)                 (397,158)
                                                                    ---------------------    ----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                   5,146,362                         -
    Proceeds from stock subscriptions                                                  -                 4,514,460
    Repayment of other borrowings                                                      -                  (305,682)
                                                                    ---------------------    ----------------------

              Net cash provided by financing activities                        5,146,362                 4,208,778
                                                                    ---------------------    ----------------------

Net increase (decrease) in cash and due from banks                              (119,190)                3,781,170

Cash and due from banks, beginning of period                                   1,568,017                   466,097
                                                                    ---------------------    ----------------------

Cash and due from banks, end of period                              $          1,448,827      $          4,247,267
                                                                    =====================    ======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                    $             78,654      $              6,981

        Income taxes                                                $                  -      $                  -

NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale              $                  -      $                  -

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 1998 is not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three months ended March 31, 1997.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, First Georgia Community Bank, during the periods included in the accompanying consolidated financial statements.

         Liquidity and Capital Resources

         As of March 31, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At March 31, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                               Actual
                                        ----------------------
                                          First       First
                                         Georgia     Georgia
                                        Community   Community    Regulatory
                                          Corp.        Bank      Requirement
                                        ----------- ----------   -----------

           Leverage capital ratios        34.45 %     30.19 %       4.00 %
           Risk-based capital ratios:
              Core capital                51.41       45.06         4.00
              Total capital               52.62       46.27         8.00


         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:



                               March 31,         December 31,
                                 1998                1997                  Increase (Decrease)
                             --------------     ----------------     --------------------------------
                                   (Dollars in Thousands)                Amount           Percent
                             -----------------------------------     --------------    --------------
 Cash and due from banks     $       1,449      $         1,568      $        (119)        (7.59) %
 Securities                          3,048                2,029              1,019         50.22
 Federal funds sold                  3,590                4,320               (730)       (16.90)
 Loans                              10,873                6,045              4,828         79.87
 Premises and equipment              2,278                2,220                 58          2.61
 Other assets                          192                  152                 40         26.32
                             --------------     ----------------     --------------
                             $      21,430      $        16,334      $       5,096         31.20
                             ==============     ================     ==============

 Deposits                    $      14,312      $         9,165      $       5,147         56.16 %
 Other liabilities                      98                   55                 43         78.18
 Stockholders' equity                7,020                7,114                (94)        (1.32)
                             --------------     ----------------     --------------
                             $      21,430      $        16,334      $       5,096         31.20
                             ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 31.20%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 56.16% was invested in loans and securities. The Company's loan to deposit ratio has increased from 66.7% at December 31, 1997 to 77.1% at March 31, 1998 as new loan demand was significant during the first quarter.

Results of Operations For The Three Months Ended March 31, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.

                                                 Three Months Ended
                                                      March 31,
                                        -------------------------------------

                                               1998                1997
                                        -----------------   -----------------
                                               (Dollars in Thousands)
                                        -------------------------------------

 Interest income                        $            315    $             35

 Interest expense                                     98                   6

 Net interest income                                 217                  29

 Provision for loan losses                            90                   -

 Other income                                         38                   -

 Other expense                                       259                  51

 Net (loss)                                         (94)                (22)


The Company's net interest income was $217,000 during the first quarter of 1998. The Company's net interest margin decreased to 5.44% during the first quarter of 1998 as compared to 5.66% for the previous year. The decrease in the net interest margin is due to the significant deposit growth and higher cost of funds.

The provision for loan losses was $90,000 during the first quarter of 1998. This amount is due exclusively to loan growth. The Company's reserve for loan losses amounted to 1.47% at March 31, 1998 as compared to 1.18% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1998 is as follows:

                                                                                March 31,
                                                                            ------------------
                                                                                  1998
                                                                            ------------------
                                                                               (Dollars in
                                                                                Thousands)
                                                                            ------------------
 Nonaccrual loans                                                           $          -

 Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                           -

 Restructured loans                                                                    -

 Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms                        -

 Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                        -

 Interest income that was recorded on nonaccrual and restructured loans                -

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. These classified loans do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 1998 is as follows:

                                                                        Three Months Ended
                                                                            March 31,
                                                                     -------------------------
                                                                               1998
                                                                     -------------------------
                                                                      (Dollars in Thousands)
                                                                     -------------------------
 Average amount of loans outstanding                                 $                  8,801
                                                                     =========================

 Balance of allowance for loan losses at beginning of period         $                     72
                                                                     -------------------------
 Loans charged off
    Commercial and financial                                         $                     -
    Real estate mortgage                                                                   -
    Instalment                                                                             -
                                                                     -------------------------
                                                                                           -
                                                                     -------------------------

 Loans recovered
    Commercial and financial                                                               -
    Real estate mortgage                                                                   -
    Instalment                                                                             -
                                                                     -------------------------
                                                                                           -
                                                                     -------------------------

 Net charge-offs                                                                           -
                                                                     -------------------------

 Additions to allowance charged to operating expense during period                         90
                                                                     -------------------------

 Balance of allowance for loan losses at end of period               $                    162
                                                                     =========================

 Ratio of net loans charged off during the period to
    average loans outstanding                                                              - %
                                                                     =========================

Other income was $38,000 for the first quarter of 1998 consisting of $25,000 of service charges on deposit accounts and $13,000 of other miscellaneous fees.

Other expenses were $258,000 for the first quarter of 1998. Salaries and employee benefits of $128,000 was the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was still in its organizational stage as of March 31, 1997. Therefore, a comparative analysis with March 31, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. Management has assessed the electronic systems, programs, applications, and other electronic components used in operations and believes that the Company's hardware and software have been programmed to be able to accurately recognize the year 2000, and that significant additional costs will not be incurred in connection with the year 2000 issue, although there can be no assurances in this regard.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


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


                                   FIRST GEORGIA COMMUNITY CORP.
                                        (Registrant)


DATE:                              BY:  /s/ John L. Coleman
      ---------------------            ---------------------------------------
                                        John L. Coleman, President and C.E.O.
                                             (Principal Executive Officer)


DATE:                              BY:  /s/ Elaine S. Kendrick
      ---------------------            ---------------------------------------
                                        Elaine S. Kendrick, Secretary and
                                        Treasurer (Principal Financial and
                                        Accounting Officer)