Form 10QSB
period 1998-06-30
FIRST GEORGIA COMMUNITY CORP
filed 1998-08-13
CIK 1024132

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
              EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998
                                          -------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from __________  to __________

                       Commission File Number: 333-12293

                         First Georgia Community Corp.
                     -------------------------------------

       (Exact name of small business issuer as specified in its charter)

           Georgia                                           58-2261088
-------------------------------                     ----------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                 150 Covington Street, Jackson, Georgia 30233
              --------------------------------------------------
                   (Address of principal executive offices)

                                (770) 504-1090
                       ---------------------------------
                          (Issuer's telephone number)

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes    No
                                               ---   ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 1998: 758,458; $5 par value.

Transitional Small Business Disclosure Format (Check One)  Yes    No X
                                                              ---   ---

                         FIRST GEORGIA COMMUNITY CORP.
                                AND SUBSIDIARY





-------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 1998........................3

           Consolidated Statements of Operations and Comprehensive
            Loss - Three Months Ended June 30, 1998 and 1997
            and Six Months Ended June 30, 1998 and 1997......................4

           Consolidated Statement of Cash Flows - Six
            Months Ended June 30, 1998 and 1997..............................5

           Notes to Consolidated Financial Statements........................6

        Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............8


PART II.OTHER INFORMATION

        Item 4 - Submission of Matters to a Vote of Security Holders........14

        Item 6 - Exhibits and Reports on Form 8-K...........................14

        Signatures..........................................................15

                         PART I - FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)


           Assets
           ------
Cash and due from banks                                         $  1,092,892
Federal funds sold                                                 5,670,000
Securities available-for-sale, at fair value                       3,049,445

Loans                                                             16,849,012

Less allowance for loan losses                                       262,000
                                                                ------------
    Loans, net                                                    16,587,012
                                                                ------------

Premises end equipment                                             2,262,385
Other assets                                                         251,125
                                                                ------------
    Total assets                                                $ 28,912,859
                                                                ============

         Liabilities and Stockholders' Equity
         ------------------------------------
Deposits
 Demand                                                         $  4,698,131
 Interest-bearing demand                                          10,027,150
 Savings                                                             823,268
 Time                                                              6,280,177
                                                                ------------
    Total deposits                                                21,828,726
Other liabilities                                                    131,798
                                                                ------------
    Total liabilities                                             21,960,524
                                                                ------------
Commitments and contingent liabilities

Stockholders' equity
 Common stock, par value $5; 10,000,000 shares authorized;
   758,458 shares issued and outstanding                           3,792,290
 Capital surplus                                                   3,754,816
 Accumulated deficit                                                (595,901)
 Accumulated other comprehensive income                                1,130
                                                                ------------
    Total stockholders' equity                                     6,952,335
                                                                ------------
    Total liabilities and stockholders' equity                  $ 28,912,859
                                                                ============

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                   THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                  AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                               -----------------------    ---------------------
                                                 1998           1997        1998        1997
                                               --------       --------    ---------   ---------
Interest Income
   Loans                                       $ 356,932    $       -    $ 574,560    $       -
   Taxable securities                             46,996            -       83,821            -
   Federal funds sold                             45,213       64,911      105,323       99,896
                                              -----------  -----------  -----------  -----------
          Total Interest Income                  449,141       64,911      783,704       99,896
                                              -----------  -----------  -----------  -----------
Interest expense
   Deposits                                      146,907            -      244,836            -
   Other borrowings                                    -        1,425            -        8,991
                                              -----------  -----------  -----------  -----------
          Total Interest expense                 146,907        1,425      244,836        8,991
                                              -----------  -----------  -----------  -----------

          Net Interest income                    302,234       63,486      518,868       92,705
Provision for loan losses                        100,000            -      190,000            -
                                              -----------  -----------  -----------  -----------
          Net Interest income after
           provision for loan losses             202,234       63,486      328,868       92,705
                                              -----------  -----------  -----------  -----------
Other operating income                            49,929            -       88,183            -
                                              -----------  -----------  -----------  -----------
Other expenses
   Salaries and employee benefits                150,051       44,042      278,033       89,119
   Occupancy and equipment expenses               48,382        6,524       91,503        6,524
   Other operating expenses                      122,852       23,418      210,430       29,351
                                              -----------  -----------  -----------  -----------
          Total other expenses                   321,285       73,984      579,988      124,994
                                              -----------  -----------  -----------  -----------

          Net loss before Income taxes           (69,122)     (10,498)    (162,915)     (32,289)

Income tax expense                                     -            -            -            -
                                              -----------  -----------  -----------  -----------
          Net loss                               (69,122)     (10,498)    (162,915)     (32,289)
                                              -----------  -----------  -----------  -----------
Other comprehensive Income:
   Unrealized gains on securities
    available-for-sale arising during period       1,589            -        1,589            -
                                              -----------  -----------  -----------  -----------
          Comprehensive loss                   $ (67,533)   $ (10,498)   $(161,326)   $ (32,289)
                                              ===========  ===========  ===========  ===========
Basis and diluted losses
 per common share                              $   (0.09)   $ (10,498)   $   (0.21)   $ (32,289)
                                              ===========  ===========  ===========  ===========
Weighted average shares outstanding              758,458            1      758,458            1
                                              ===========  ===========  ===========  ===========
Cash dividends per common share                $       -    $       -    $       -    $       -
                                              ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                                                       1998             1997
                                                                -------------   -------------
OPERATING ACTIVITIES
    Net loss                                                     $   (162,915)   $    (32,289)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                    57,743               -
      Provision for loan losses                                       190,000               -
      Increase in interest receivable                                (123,964)              -
      Increase in interest payable                                     38,021               -
      Other operating activities                                       56,477         (15,049)
                                                                -------------   -------------
           Net cash provided by (used in) operating activities         55,362         (47,338)
                                                                -------------   -------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                     (2,018,300)              -
    Proceeds from sales of securities available-for-sale              500,000               -
    Proceeds from maturities of securities available-for-sale         499,935               -
    Net increase in Federal funds sold                             (1,350,000)     (6,070,000)
    Net increase in loans                                         (10,731,990)              -
    Purchase of premises and equipment                                (93,768)     (1,092,852)
                                                                -------------   -------------
           Net cash used in investing activities                  (13,194,123)     (7,162,852)
                                                                -------------   -------------
FINANCING ACTIVITIES
    Net increase in deposits                                       12,663,636               -
    Net proceeds from stock subscriptions                                   -       7,069,128
    Repayment of other borrowings                                           -        (315,800)
                                                                -------------   -------------
           Net cash provided by financing activities               12,663,636       6,753,328
                                                                -------------   -------------
Net decrease in cash and due from banks                              (475,125)       (456,862)
Cash and due from banks, beginning of period                        1,568,017         466,097
                                                                -------------   -------------
Cash and due from banks, end of period                           $  1,092,892    $      9,235
                                                                =============   =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
       Interest                                                  $    206,815    $      6,991

       Income taxes                                              $          -    $          -

NONCASH TRANSACTION
    Net unrealized gains on securities available-for-sale        $     (1,589)   $          -

The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST COMMUNITY CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

         The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three and six months ended June 30, 1997.

         The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

         In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. As of June 30, 1998, the Company had $59,299 of unamortized organization costs which will be required to be written off upon adoption of SOP 98-5.

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities at fair value. The accounting for changes in the fair value of derivative instruments (gains and losses) depends on the intended use of the derivative. Designated uses are fair value hedges, cash flow hedges, and foreign currency hedges. The effective date of this statement is for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not assessed the impact that this statement will have on the financial statements.

                      FIRST COMMUNITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS (Continued)


         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

                     FIRST COMMUNITY CORP. AND SUBSIDIARY




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

         Liquidity and Capital Resources

         As of June 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

         At June 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                Actual
                                     ----------------------------
                                         First          First
                                        Georgia        Georgia
                                       Community      Community     Regulatory
                                         Corp.          Bank       Requirement
                                     -------------- ------------- --------------

         Leverage capital ratios           28.99 %      25.03 %         4.00 %
         Risk-based capital ratios:
            Core capital                   34.44        29.73           4.00
            Total capital                  35.75        31.04           8.00


         As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                               June 30,          December 31,
                                 1998                1997                  Increase (Decrease)
                             --------------     ----------------     --------------------------------
                                   (Dollars in Thousands)                Amount           Percent
                             -----------------------------------     --------------    --------------
 Cash and due from banks     $       1,093      $         1,568      $        (475)       (30.29) %
 Securities                          3,050                2,029              1,021         50.32
 Federal funds sold                  5,670                4,320              1,350         31.25
 Loans, net                         16,587                6,045             10,542        174.39
 Premises and equipment              2,262                2,220                 42          1.89
 Other assets                          251                  152                 99         65.13
                             --------------     ----------------     --------------
                             $      28,913      $        16,334      $      12,579         77.01
                             ==============     ================     ==============

 Deposits                    $      21,829      $         9,165      $      12,664        138.18 %
 Other liabilities                     132                   55                 77        140.00
 Stockholders' equity                6,952                7,114               (162)        (2.28)
                             --------------     ----------------     --------------
                             $      28,913      $        16,334      $      12,579         77.01
                             ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 77.01%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 138.18% was invested in loans, securities, and Federal funds sold. The Company's loan to deposit ratio has increased from 66.7% at December 31, 1997 to 77.1% at June 30, 1998 as new loan demand was significant during the first six months of the year.

Results of Operations For The Three Months Ended June 30, 1998 and 1997 and for the Six Months Ended June 30, 1998 and 1997

Following is a summary of the Company's operations for the periods indicated.

                                           Three Months Ended
                                                June 30,

                                         1998                1997
                                  -----------------   -----------------

                                         (Dollars in Thousands)
                                  -------------------------------------

 Interest income                  $            449    $             65

 Interest expense                              147                   1

 Net interest income                           302                  64

 Provision for loan losses                     100                   -

 Other income                                   50                   -

 Other expenses                                321                  74

 Net loss                                      (69)                (10)


                                            Six Months Ended
                                                June 30,
                                  -------------------------------------

                                         1998                1997
                                  -----------------   -----------------

                                         (Dollars in Thousands)
                                  -------------------------------------

 Interest income                  $            764    $            100

 Interest expense                              245                   7

 Net interest income                           519                  93

 Provision for loan losses                     190                   -

 Other income                                   88                   -

 Other expenses                                580                 125

 Net loss                                     (163)                (32)

As indicated in the above tables, the Company's net interest income was $302,000 and $519,000 for the three and six month periods in 1998. The Company's net interest margin increased to 5.69% during the first six months of 1998 as compared to 5.66% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets.

The provision for loan losses was $100,000 and $190,000 for the three and six month periods in 1998. These amounts are due exclusively to the loan growth. The Company's allowance for loan losses amounted to 1.55% at June 30, 1998 as compared to 1.18% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1998 and 1997 is as follows:

                                                                                        June 30,
                                                                            ---------------------------------
                                                                                 1998              1997
                                                                            ---------------   ---------------
                                                                                 (Dollars in Thousands)
                                                                            ---------------------------------
 Nonaccrual loans                                                           $            -    $            -
 Loans contractually past due ninety days or more as to interest
    or principal payments and still accruing                                             -                 -
 Restructured loans                                                                      -                 -
 Loans, now current about which there are serious doubts as to the
    ability of the borrower to comply with loan repayment terms                          -                 -
 Interest income that would have been recorded on nonaccrual
    and restructured loans under original terms                                          -                 -
 Interest income that was recorded on nonaccrual and restructured loans                  -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 1998 is as follows:-

                                                                         Six Months Ended
                                                                             June 30,
                                                                         ----------------
                                                                               1998
                                                                         ----------------
                                                                           (Dollars in
                                                                            Thousands)
                                                                         ----------------
 Average amount of loans outstanding                                     $        11,492
                                                                         ================

 Balance of allowance for loan losses at beginning of period             $            72
                                                                         ================

 Loans charged off
    Commercial and financial                                             $             -
    Real estate mortgage                                                               -
    Instalment                                                                         -
                                                                         ----------------
                                                                                       -
                                                                         ----------------

 Loans recovered
    Commercial and financial                                                           -
    Real estate mortgage                                                               -
    Instalment                                                                         -
                                                                         ----------------
                                                                                       -
                                                                         ----------------

 Net charge-offs                                                                       -
                                                                         ----------------

 Additions to allowance charged to operating expense during period                   190
                                                                         ----------------

 Balance of allowance for loan losses at end of period                   $           262
                                                                         ================

 Ratio of net loans charged off during the period to
    average loans outstanding                                                         -%
                                                                         ================

Other income was $50,000 and $88,000 for the three and six month periods ended June 30, 1998, consisting primarily of service charges on deposit accounts and ATM fees.

Other expenses were $321,000 and $580,000 for the three and six month periods June 30, 1998. Salaries and employee benefits of $150,000 and $278,000 were the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company was still in its organizational stage as of June 30, 1997. Therefore, a comparative analysis with June 30, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. On August 5, 1998, the Company's data processing service center sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. At this time, management of the Company is evaluating its data processing options. Due to the significance of the year 2000 issue and additional regulatory concern over the required computer conversion, a decision on available data processing options will be made very soon. Management is in the process of evaluating the costs associated with the conversion, but believes any additional costs will not have a significant impact on the Company's financial statements. The Company is currently evaluating two data service providers, both of which are Year 2000 compliant. The Company has engaged qualified independent consultants to monitor the Year 2000 compliance. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard.

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

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on April 23, 1998.

         (b) The following directors were elected at the meeting to serve terms for the upcoming year:

                  Rick Ballard               Joey McClelland
                  Charles Carter             Alex Pollack
                  John Coleman               Bob Ryan
                  Dan Fears, Jr.             Herb Warren
                  Bill Jones                 George Weaver
                  Harry Lewis

         (c)(1) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

         (c)(2)   A stock option plan for John Coleman, President, was approved.

         (c)(3)   A stock option plan for the directors was approved.

         (c)(4) A stock option plan for key employees and officers was approved.

                  The shares represented at the meeting (492,015 or 64.87%).


                          Item (b)        Item (c)(1)      Item (c)(2)      Item (c)(3)      Item (c)(4)
                            # of             # of             # of              # of             # of
                           Shares           Shares           Shares            Shares           Shares
                       --------------   --------------   --------------   --------------   ---------------
 For                         486,465          491,365          491,365          491,365           491,365
 Withheld authority            5,550                -                -                -                 -
 Abstained                         -              650              650              650               650
                       --------------   --------------   --------------   --------------   ---------------

 Total                       492,015          492,015          492,015          492,015           492,015
                       ==============   ==============   ==============   ==============   ===============

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


                                  FIRST GEORGIA COMMUNITY CORP.
                                          (Registrant)



DATE:                           BY:  /s/ John L. Coleman
     -----------------------       ----------------------------------------
                                     John L. Coleman. President and C.E.O.
                                          (Principal Executive Officer)


DATE:                           BY:  /s/ Elaine S. Kendrick
     -----------------------       ----------------------------------------
                                     Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)