Form 10QSB
period 1998-09-30
FIRST GEORGIA COMMUNITY CORP
filed 1998-11-13
CIK 1024132

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

        For the quarterly period ended      SEPTEMBER 30, 1998
                                       -------------------------------

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from __________  to __________

                      COMMISSION FILE NUMBER:  333-12293

                         First Georgia Community Corp.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Georgia                                          58-2261088
-------------------------------                      --------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                 150 COVINGTON STREET, JACKSON, GEORGIA 30233
             ----------------------------------------------------
                   (Address of principal executive offices)

                                (770) 504-1090
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
             ----------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No  _________
    -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes ________      No  _________

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of
November 1, 1998:      758,458; $5 par value.

Transitional Small Business Disclosure Format (Check One)  Yes         No   X
                                                               _____      -----

                         FIRST GEORGIA COMMUNITY CORP.
                                AND SUBSIDIARY



--------------------------------------------------------------------------------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheet - September 30, 1998..............    3

            Consolidated Statements of Operations and Comprehensive
             Loss - Three Months Ended September 30, 1998 and 1997
             and Nine Months Ended September 30, 1998 and 1997...........    4

            Consolidated Statement of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997....................    5

            Notes to Consolidated Financial Statements...................    6

          Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........    8


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders...   14

          Item 6 - Exhibits and Reports on Form 8-K......................   14

          Signatures.....................................................   15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

          ASSETS
          ------
Cash and due from banks                                                                    $        1,008,119
Federal funds sold                                                                                  1,870,000
Securities available-for-sale, at fair value                                                        4,571,990

Loans                                                                                              21,592,871
Less allowance for loan losses                                                                        374,562
                                                                                           ------------------
          Loans, net                                                                               21,218,309
                                                                                           ------------------

Premises and equipment                                                                              2,249,300
Other assets                                                                                          221,236
                                                                                           ------------------
          TOTAL ASSETS                                                                     $       31,138,954
                                                                                           ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

DEPOSITS
    Demand                                                                                 $        4,904,279
    Interest-bearing demand                                                                        10,178,976
    Savings                                                                                           801,361
    Time                                                                                            8,219,326
                                                                                           ------------------
          TOTAL DEPOSITS                                                                           24,103,942
Other liabilities                                                                                     156,280
                                                                                           ------------------
          TOTAL LIABILITIES                                                                        24,260,222
                                                                                           ------------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                                                        3,792,290
    Capital surplus                                                                                 3,754,816
    Accumulated deficit                                                                              (691,613)
    Accumulated other comprehensive income                                                             23,239
                                                                                           ------------------
          TOTAL STOCKHOLDERS' EQUITY                                                                6,878,732
                                                                                           ------------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $       31,138,954
                                                                                           ==================

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)


                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                        ---------------------------------        -------------------------------

                                                              1998               1997                1998               1997
                                                        --------------       ------------        -------------      ------------
Interest income
    Loans                                                 $   502,151        $      2,750        $   1,076,711      $       2750
    Taxable securities                                         57,752                   -               141573                 -
    Federal funds sold                                         66,736              79,583              172,059           179,279
                                                         ------------        ------------        -------------      ------------
              Total interest income                           626,639              82,333            1,390,343           182,029
                                                         ------------        ------------        -------------      ------------

Interest expense
    Deposits                                                  257,835               2,084              502,671             2,084
    Other borrowings                                                -                   -                    -             6,991
                                                         ------------        ------------        -------------      ------------
              Total interest expense                          257,835               2,084              502,671             9,075
                                                         ------------        ------------        -------------      ------------

              Net interest income                             368,804              80,249              887,672           172,954
Provision for loan losses                                     120,000               6,000              310,000             6,000
                                                         ------------        ------------        -------------      ------------
              Net interest income after
                provision for loan losses                     248,804              74,249              577,672           166,954
                                                         ------------        ------------        -------------      ------------

Other operating income                                         48,407               2,735              136,590             2,735
                                                         ------------        ------------        -------------      ------------

Other expenses
    Salaries and employee benefits                            157,447             110,522              435,480           199,641
    Occupancy and equipment expenses                           46,343              17,876              137,846            24,400
    Other operating expenses                                  189,133              79,848              399,563           109,199
                                                         ------------        ------------        -------------      ------------
              Total other expenses                            392,923             208,246              972,889           333,240
                                                         ------------        ------------        -------------      ------------

              Net loss before income taxes                    (95,712)           (131,262)            (258,627)         (163,551)

Income tax expense                                                  -                   -                    -                 -
                                                         ------------        ------------        -------------      ------------

              Net loss                                        (95,712)           (131,262)            (258,627)         (163,551)
                                                         ------------        ------------        -------------      ------------

Other comprehensive income:
    Unrealized gains on securities
      available-for-sale arising during period                 22,109                   -               23,698                 -
                                                         ------------        ------------        -------------      ------------

              Comprehensive loss                          $   (73,603)       $   (131,262)       $    (234,929)     $   (163,551)
                                                         ============        ============        =============      ============

Basic and diluted losses
  per common share                                        $     (0.13)       $      (0.17)       $       (0.34)     $      (0.69)
                                                         ============        ============        =============      ============

Weighted average shares outstanding                           758,458             758,458              758,458           236,151
                                                         ============        ============        =============      ============

Cash dividends per common share                           $         -        $          -          $         -      $          -
                                                         ============        ============        =============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (Unaudited)

                                                                                       1998                       1997
                                                                                 ----------------           ---------------
OPERATING ACTIVITIES
    Net loss                                                                      $      (258,627)          $      (163,551)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                     142,565                     6,200
        Provision for loan losses                                                         310,000                     6,000
        Increase in interest receivable                                                  (156,753)                   (1,959)
        Increase in interest payable                                                       46,170                     1,807
        Other operating activities                                                         76,188                    36,549
                                                                                  ---------------           ---------------

              Net cash provided by (used in) operating activities                         159,543                  (114,954)
                                                                                  ---------------           ---------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (3,518,300)                        -
    Proceeds from sales of securities available-for-sale                                  500,000                         -
    Proceeds from maturities of securities available-for-sale                             499,499                         -
    Net (increase) decrease in Federal funds sold                                       2,450,000                (5,770,000)
    Net increase in loans                                                             (15,483,287)                 (620,863)
    Purchase of premises and equipment                                                   (106,205)               (1,772,969)
                                                                                  ---------------           ---------------

              Net cash used in investing activities                                   (15,658,293)               (8,163,832)
                                                                                  ---------------           ---------------

FINANCING ACTIVITIES
    Net increase in deposits                                                           14,938,852                 2,165,270
    Repayment of advances from organizers                                                       -                  (365,800)
    Net proceeds from sale of common stock                                                      -                 7,104,443
                                                                                  ---------------           ---------------

              Net cash provided by financing activities                                14,938,852                 8,903,913
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and due from banks                                       (559,898)                  625,127

Cash and due from banks, beginning of period                                            1,568,017                   466,097
                                                                                  ---------------           ---------------

Cash and due from banks, end of period                                            $     1,008,119           $     1,091,224
                                                                                  ===============           ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during period for:
        Interest                                                                  $       456,501           $         7,268

        Income taxes                                                                            -           $             -

NONCASH TRANSACTION
    Net unrealized gains on securities available-for-sale                         $       (23,698)          $             -

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

          The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          The adoption of the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" that became effective on January 1, 1998 did not have a material effect on the Company's financial statements.

          The adoption of SFAS No. 128, "Earnings Per Share", that became effective as of December 31, 1997 had no effect on the calculation of losses per common share for the three and nine months ended September 30, 1997.

          The adoption of SFAS No. 130, "Reporting Comprehensive Income", that became effective on January 1, 1998 required the Company to report comprehensive income in the Company's Statements of Operations and Comprehensive Loss.

          In April of 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During the third quarter of 1998, the Company wrote off $59,299 of unamortized organization costs upon adoption of SOP 98-5.

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

          LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 1998, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At September 30, 1998, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                             ACTUAL
                                                                 ----------------------------------
                                                                      FIRST              FIRST
                                                                     GEORGIA            GEORGIA
                                                                    COMMUNITY          COMMUNITY        REGULATORY
                                                                      CORP.              BANK          REQUIREMENT
                                                                 ----------------   ---------------   -------------
                            Leverage capital ratios                   22.26%            19.20%               4.00 %
                            Risk-based capital ratios:
                               Core capital                           29.52             25.47                4.00
                               Total capital                          31.01             26.95                8.00

          As the Company continues to grow, the capital ratios will decrease rapidly to levels closer to, but still in excess of regulatory minimum requirements.

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                          SEPTEMBER 30,             DECEMBER 31,
                                               1998                     1997                         INCREASE (DECREASE)
                                      --------------------      -------------------      -----------------------------------------
                                                  (DOLLARS IN THOUSANDS)                         AMOUNT                PERCENT
                                      ---------------------------------------------      ----------------       ------------------
Cash and due from banks                 $            1,008        $           1,568        $         (560)            (35.71) %
Securities                                           4,572                    2,030                 2,542             125.22
Federal funds sold                                   1,870                    4,320                (2,450)            (56.71)
Loans, net                                          21,219                    6,045                15,174             251.02
Premises and equipment                               2,249                    2,220                    29               1.31
Other assets                                           221                      151                    70              46.36
                                      --------------------      -------------------      ----------------
                                        $           31,139        $          16,334        $       14,805              90.64
                                      ====================      ===================      ================

Deposits                                $           24,104        $           9,165        $       14,939             163.00  %
Other liabilities                                      156                       55                   101             183.64
Stockholders' equity                                 6,879                    7,114                  (235)             (3.30)
                                      --------------------      -------------------      ----------------
                                        $           31,139        $          16,334        $       14,805              90.64
                                      ====================      ===================      ================


As indicated in the above table, the Company's total assets grew at a rate of 90.64%. This high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 163.00% was invested in loans and securities. The Company's loan to deposit ratio has increased from 66.7% at December 31, 1997 to 89.6% at September 30, 1998 as new loan demand was significant during the first nine months of the year.

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

  Following is a summary of the Company's operations for the periods indicated.

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,

                                                                      1998                     1997
                                                            -------------------      -------------------
                                                                       (DOLLARS IN THOUSANDS)
                                                            --------------------------------------------
  Interest income                                             $             627        $              82

  Interest expense                                                          258                        2

  Net interest income                                                       369                       80

  Provision for loan losses                                                 120                        6

  Other income                                                               48                        3

  Other expenses                                                            393                      208

  Net loss                                                                  (96)                    (131)


                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                            --------------------------------------------
                                                                   1998                     1997
                                                            -------------------      -------------------
                                                                        (DOLLARS IN THOUSANDS)
                                                            --------------------------------------------
  Interest income                                           $             1,390        $             182

  Interest expense                                                          503                        9

  Net interest income                                                       887                      173

  Provision for loan losses                                                 310                        6

  Other income                                                              137                        3

  Other expenses                                                            973                      333

  Net loss                                                                 (259)                    (163)

As indicated in the above tables, the Company's interest income was $627,000 and $1,390,000 for the three and nine month periods ended September 30, 1998. The Company's net interest margin decreased to 5.57% during the first nine months of 1998 as compared to 5.66% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets.

The provision for loan losses was $120,000 and $310,000 for the three and nine month periods ended September 30, 1998. These amounts are due exclusively to the loan growth. The Company's allowance for loan losses amounted to 1.73% at September 30, 1998 as compared to 1.18% at December 31, 1997. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1998 and 1997 is as follows:

                                                                                                       JUNE 30,
                                                                                       ---------------------------------------
                                                                                              1998                  1997
                                                                                       -----------------     -----------------
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                       ---------------------------------------
Nonaccrual loans                                                                         $             -       $             -
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                                                              -                     -
Restructured loans                                                                                     -                     -
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms                                           -                     -
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                                                           -                     -
Interest income that was recorded on nonaccrual and restructured loans                                 -                     -

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

Information regarding certain loans and allowance for loan loss data through September 30, 1998 is as follows:

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                             ---------------------------
                                                                                          1998
                                                                             ---------------------------
                                                                                 (DOLLARS IN THOUSANDS)
                                                                             ---------------------------
Average amount of loans outstanding                                            $                  13,995
                                                                             ===========================

Balance of allowance for loan losses at beginning of period                    $                      72
                                                                             ===========================

Loans charged off
 Commercial and financial                                                      $                       -
 Real estate mortgage                                                                                  2
 Instalment                                                                                            5
                                                                             ---------------------------
                                                                                                       7
                                                                             ---------------------------

Loans recovered
 Commercial and financial                                                                              -
 Real estate mortgage                                                                                  -
 Instalment                                                                                            -
                                                                             ---------------------------
                                                                                                       -
                                                                             ---------------------------

Net charge-offs                                                                                        7
                                                                             ---------------------------

Additions to allowance charged to operating expense during period                                    310
                                                                             ---------------------------

Balance of allowance for loan losses at end of period                          $                     375
                                                                             ===========================

Ratio of net loans charged off during the period to
 average loans outstanding                                                                           .05%
                                                                             ===========================

Other income was $48,000 and $137,000 for the three and nine month periods ended September 30, 1998, consisting primarily of service charges on deposit accounts and ATM fees.

Other expenses were $393,000 and $973,000 for the three and nine month periods September 30, 1998. Salaries and employee benefits of $157,000 and $435,000 were the largest component of total other expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

The Company did not commence operations until September 8, 1997. Therefore, a comparative analysis with September 30, 1998 is not presented.

Capability of Data Processing Software to Accommodate the Year 2000
-------------------------------------------------------------------

Like many financial institutions, the Company relies upon computers for the daily conduct of their business and for data processing generally. There is concern among industry experts that commencing on January 1, 2000, computers will be unable to "read" the new year and that there may be widespread computer malfunctions. On August 5, 1998, the Company's data processing service center sold certain assets and liabilities, consisting primarily of its core data processing operations to InterCept Group, located in Norcross, Georgia. The change in the Company's data service provider will require the Company to undergo a conversion of its data processing system. Management has signed a contract with InterCept and is scheduled to convert its data processing system in February of 1999. Testing of the data processing system was necessarily deferred until the InterCept Group contract was signed, but has been scheduled for completion prior to December 31, 1998. Management believes that the costs associated with the conversion and continued monitoring of year 2000 compliance will not have a significant impact on the Company's financial statements. The Company has engaged qualified independent consultants to monitor the Year 2000 compliance. Management also believes that the Company will be able to meet all regulatory timetable guidelines relating to the year 2000 issue, although there can be no assurances in this regard. The Company has developed contingency plans for its mission-critical systems. In the event that compliance efforts are not effective, there could be a material negative impact upon the Company's liquidity, capital resources, and results of operations.

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


                                    FIRST GEORGIA COMMUNITY CORP.
                                        (Registrant)



DATE: November 13, 1998             BY:  /s/ John L. Coleman
      ---------------------              --------------------------------------
                                         John L. Coleman. President and C.E.O.
                                             (Principal Executive Officer)


DATE: November 13, 1998             BY:  /s/ Elaine S. Kendrick
      ---------------------              --------------------------------------
                                         Elaine S. Kendrick, Secretary and
                                           Treasurer
                                         (Principal Financial and Accounting
                                             Officer)