Form 10KSB
period 1998-12-31
FIRST GEORGIA COMMUNITY CORP
filed 1999-03-31
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                               Commission file number
ended December 31, 1998                                  333-13583

                          FIRST GEORGIA COMMUNITY CORP.
                 (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)
150 Covington Street
P. O. Box 1534
Jackson, Georgia                                                   30233
(Address of principal executive offices)                         (Zip Code)

                                 (770) 504-1090
                           (Issuer's telephone number)

      Securities Registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities Registered pursuant to Section 12(g) of the Exchange Act:
                          Common stock, $5.00 par value
                                (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes X  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 1998 were $2,264,395.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 1999 was $4,915,090 based on private sales known to the Registrant at a price of $10.00 per share (the price at which the Registrant's stock was sold in its initial public offering in 1997). There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 1999 was 758,458 shares of common stock.

     Documents Incorporated by Reference: Certain pages of the 1998 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999 are incorporated herein by reference in Parts II, III, and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
Yes     No X
                                  Page 1 of 73
                            Exhibit Index on Page 16

                                TABLE OF CONTENTS

                                            Page      PART I


ITEM 1.           DESCRIPTION OF BUSINESS .........................     3

ITEM 2.           DESCRIPTION OF PROPERTIES........................    12

ITEM 3.           LEGAL PROCEEDINGS................................    13

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.................................    13


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS......................    13

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION ............................    14

ITEM 7.           FINANCIAL STATEMENTS ............................    14

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ............................    14


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS .............................    14
ITEM 10.          EXECUTIVE COMPENSATION ..........................    15

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT ................    15

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS ............................    15

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K ................    15

SIGNATURES ........................................................    17

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

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund
("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 2.4 cents per $100 of BIF insured deposits.

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

Employees

As of March 1, 1999, the Bank had 16 full-time employees and 4 part-time employee. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


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

         In addition, one of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and developments loans, and residential real estate loans. Loan terms are generally limited to five years or less, although payments are frequently structured on a longer amortization basis. Interest rates are fixed or adjustable, and are more likely to be fixed in the case of shorter term loans. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 85%. In addition, the Bank typically requires personal guarantees of the principal owners of the property backed with a review by the Bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate. The Bank also originates residential real estate loans for sale into the secondary market. The Bank limits interest rate risk and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor's underwriting approval prior to originating the loan.

ITEM 3.           LEGAL PROCEEDINGS

Neither the Company nor the Bank is a party to any pending legal proceedings which management believes would have a material effect upon operations or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1998.


                                     PART II

ITEM 5.           MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

As of December 31, 1998, there were approximately 1050 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company has 758,458 shares of its common stock outstanding as of December 31, 1998. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

         The Company completed its initial stock offering as of July 7, 1997. 758,458 shares were sold in the offering, raising total capital of $7,584,580. From the capital raised, the Company paid part of the organizational debt incurred by the organizers, as well as the $50,000 originally loaned to the Company by the organizers. This debt repayment represented the payment of $37,474 of stock offering expenses, $18,559 of organization costs for the Company, and $73,016 of pre-opening operating expenses allocated to the

Company. In addition, the Company capitalized the Bank in September, 1997 with $6,500,000 in return for 650,000 shares of common stock of the Bank, which is all of the Bank's outstanding stock.

         The Bank expended a portion of its capital to repay in effect the remainder of the organizational debt and advances by the Company on behalf of the Bank prior to September, 1997. This debt and advances repayment represented the payment of $53,000 of organizational expenses of the Bank, $405,265 for the purchase of the site for the bank building, $1,194,966 for construction of the bank building on the site, $271,366 for the purchase of equipment, and $153,036 of pre-opening operating expenses allocated to the Bank. Since opening in September, 1997, the Bank has used the remainder of its capital in its normal banking operations.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 37 through 56 of the Company's 1998 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 7.           FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon, dated February 11, 1999, appearing on pages 5 through 35 of Company's 1998 Annual Report to Shareholders, are incorporated by reference in this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 6, and under Non-Director Executive Officers of the Bank on page 7, of the Proxy Statement for Annual Meeting of Shareholders, to be held April 22, 1999, which information is incorporated by reference in this Form 10-KSB Annual Report. In addition, the information concerning compliance with Section 16(a) of the Exchange Act shown under Filings under Section 16(a) on page 13 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on pages 7 through 10 of the Proxy Statement for Annual Meeting of Shareholders, to be held Apri 22, 1999, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Stock Ownership of Certain Beneficial Owners which appears on pages 12 and 13 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 22, 1999, is incorporated by reference in this Form 10-KSB Annual Report.

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 11 and 12 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 22, 1999, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management which appears on page 10 of the Proxy Statement for Annual Meeting of Shareholders, to be held April 22, 1999, is incorporated by reference in this Form 10-KSB Annual Report.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

         The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, incorporated herein by reference from pages 5 through 35 of the Company's 1998 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

         2.       Exhibits

         Exhibit Numbers

                                                                    Sequential
                                                                    Page Number

         3.1*         Articles of Incorporation                         --
         3.2*         Bylaws                                            --
         10.1*+       Employment Contract between John L.
                      Coleman and the Company                           --
         10.2         Stock Option Agreement between the
                      Company and John L. Coleman                       19
         13.1         Consolidated Financial Statements of
                      the Company                                       23
         13.2         Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                        53
         21.1         Subsidiaries of the Company.  The
                      sole subsidiary of the Company is
                      First Georgia Community Bank,
                      Jackson, Georgia, which is
                      wholly-owned by the Company.                      --
         27.1         Financial Data Schedule                           73

------------------------
                  *Items 3.1 through 10.1, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 333- 13583) and such documents are incorporated herein by reference.

                  +Item 10.1 is an employment-compensatory agreement.


(b)      Reports on Form 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1999.


FIRST GEORGIA COMMUNITY CORP.



By:      s/John L. Coleman
         John L. Coleman
         President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999.

         Signature                                            Title


s/John L. Coleman                                 Director; President and C.E.O.
John L. Coleman


s/D. Richard Ballard                              Director
D. Richard Ballard


s/Charles W. Carter                               Director
Charles W. Carter


s/Alfred D.Fears                                  Director
Alfred D. Fears


_________________________                         Director
William B. Jones


s/Harry Lewis                                     Director; Secretary-Treasurer
Harry Lewis                                       and C.F.O./C.A.O.


_________________________                         Director
Joey McClelland

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



Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting
Issuers:

         Not Applicable.

                                                                   EXHIBIT 10.2

                       NONQUALIFIED STOCK OPTION AGREEMENT



         THIS AGREEMENT is made as of the 8th day of September, 1997 by and between JOHN L. COLEMAN (hereinafter "Employee") and FIRST GEORGIA COMMUNITY CORP.(hereinafter "FGCC").

         WHEREAS, Employee is a senior officer of First Georgia Community Bank, the sole subsidiary of FGCC,(the "Employer" as the case may be) and FGCC desires to encourage and enable the acquisition of a financial interest in FGCC by its senior officers through options to purchase stock, as approved by the Directors of FGCC on April 21, 1998 and to be approved by the Shareholders on April 23, 1998 (hereinafter the "Plan").

         NOW, THEREFORE, in consideration of the premises, it is agreed:

         1.       Grant of Options and Time of Exercise.

         (a) FGCC hereby grants to Employee the right, privilege and option to purchase, subject to the limitations herein set forth, a total of 15,000 shares (the "Total Shares") of the common stock of FGCC until September 8, 2007, at which time this option shall expire. The stock options granted hereunder are intended to be nonqualified stock options not qualified under Section 422 of the Internal Revenue Code.

         (b) Employee may exercise the option to purchase as to the Total Shares at any time before the termination of this option agreement as provided in Paragraph 4 hereof.

         (c) Employee acknowledges and agrees that he has been furnished information concerning the differences in the tax consequences between "incentive stock options" and nonqualified stock options and that he understands the tax effect of a nonqualified stock option.

         2. Purchase Price. During the initial three (3) years of the term of this agreement, the purchase price of the shares shall be the lesser of $10.00 per share or book value per share as of the end of the month immediately preceding the date of exercise. Beginning September 8, 2000, the purchase price of the shares shall be the book value per share as of the end of the month immediately preceding the date of exercise. The purchase price shall be paid in full: (a) in cash or (b) by exchanging for the FGCC shares purchased pursuant to the exercise of this option previously owned FGCC shares of equivalent value which were acquired other than through the exercise of stock options or (c) by a combination of the types of consideration permitted under (a), (b) or (c). Notwithstanding the foregoing, the purchase price may be subject to adjustment as provided in Paragraph 5 hereof.

         3. Method of Exercise. The option granted above shall be exercised by written notice directed to the Board of Directors of FGCC, at FGCC's principal place of business, accompanied by a check in payment of the option price for the number of shares specified and paid for. If previously owned FGCC shares are being used as all or any portion of the payment, the stock certificates for such shares shall be tendered, duly endorsed for transfer to FGCC. FGCC shall make delivery of such shares purchased as soon as is practicable, provided that if any law or regulation requires FGCC to take any action with respect to the shares specified in such notice before the issuance thereof, then the date of delivery of such shares shall be extended for the period necessary to take such action.

         4. Termination of Options. Except as provided in Paragraph 8 or 9 hereof, the option granted hereunder shall terminate upon the first to occur of the following dates:

         (a) The expiration of 3 months after the date on which Employee's employment terminates, other than by reason of permanent and total disability or death of Employee or other than for cause by Employer;

         (b) Immediately, upon the termination or severance of Employee by Employer for cause, or upon notice to Employee to terminate or sever for cause, if earlier;

         (c) The expiration of twelve months after the date on which Employee's employment by FGCC is terminated, if such termination is by reason of Employee's permanent and total disability;

         (d) In the event of Employee's death while in the employ of FGCC, his executors or administrators may exercise, within six months following the date of his death, the option as to any of the shares subject to exercise of the option at Employee's death to the extent not exercised prior to his death;

         (e) The date shown in subparagraph 1(a) hereof.

         5. Reclassification, Consolidation, or Merger. If and to the extent the number of issued shares of common stock of FGCC shall be increased or reduced by change in par value, split up, reclassification, distribution of a dividend payable in stock, or the like, the number of shares subject to option and the option price per share shall be proportionately adjusted. If FGCC is reorganized or consolidated or merged with another corporation, Employee shall be entitled to receive options covering shares of such reorganized, consolidated, or merged company in the same proportion, at an equivalent price, and subject to the same conditions. For purposes of the preceding sentence, the excess of the aggregate fair market value of the shares subject to the option immediately after the reorganization, consolidation, or merger over the aggregate option price of such shares shall not be more than the excess of the aggregate fair market value of all shares subject to the option immediately before such reorganization, consolidation, or merger over the aggregate option price of such shares, and the new option or assumption of the old option shall not give Employee additional benefits which he did not have under the old option, or deprive him of benefits which he had under the old option.

         6. Administration. The Board of Directors of FGCC is responsible for administering the rights and obligations of FGCC under this agreement. Notwithstanding anything to the contrary contained herein, references herein to the Board of Directors of FGCC shall be deemed to refer to the members of the Board of Directors of the Company who are disinterested persons", as hereinafter defined. The term "disinterested person" as used herein shall have the same meaning as said term has in Rule 16b-3(c) (2) (i) promulgated under the Securities Exchange Act of 1934, as amended, as such rule is amended or modified from time to time.

         7. Rights Prior to Exercise of Option. This option is non-transferrable by Employee except in the event of his death as provided in Paragraph 4 (d) above, and during his lifetime is exercisable only by him. Employee shall have no rights as a stockholder with respect to the optioned shares until payment of the option price and delivery to him of such shares as herein provided.

         8. Restrictions on Disposition of Stock. All shares acquired by Employee pursuant to this Agreement shall be subject to all restrictions on sale generally applicable to common shares of FGCC, if any. All shares issued to Employee under this Agreement shall contain a legend on the reverse side containing such restrictions as may be required in connection with the transfer of such shares under State or Federal law, or under the Bylaws of FGCC.

         9. Binding Effect.  This Agreement shall inure to the benefit of and be
binding  upon  the  parties  hereto  and  their  respective  heirs,   executors,
administrators, successors and assigns.

         10. Conditions to Agreement.  Notwithstanding  anything to the contrary
contained   herein,   this  Agreement  shall  be  subject  to  approval  by  the shareholders of FGCC at the shareholders meeting to be held on April 23, 1998.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the day and year first above written.


                                              EMPLOYEE:


                                              s/John L. Colman          (SEAL)
                                              JOHN L. COLEMAN



                                              EMPLOYER:

                                              FIRST GEORGIA COMMUNITY CORP.


                                              By: s/George L. Weaver
                                                  Title: Chairman


                                              Attest: s/Harry Lewis
                                                      Title: Secretary

                                                                    EXHIBIT 13.1
                     FIRST GEORGIA COMMUNITY CORP.
                            AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 1998

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1998

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                          Page

INDEPENDENT AUDITOR'S REPORT.................................................1

FINANCIAL STATEMENTS

     Consolidated balance sheets.............................................2
     Consolidated statements of operations...................................3
     Consolidated statements of comprehensive loss...........................4
     Consolidated statements of stockholders' equity (deficit)...............5
     Consolidated statements of cash flows.............................6 and 7
     Notes to consolidated financial statements...........................8-28

                          INDEPENDENT AUDITOR'S REPORT

-------------------------------------------------------------------------------


To the Board of Directors
First Georgia Community Corp. and Subsidiary
Jackson, Georgia


                  We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                  As  described  in  Note  1  to  the   consolidated   financial
statements, the Company changed its method of accounting for organization costs.

                                                     /s/ MAULDIN & JENKINS, LLC




Atlanta, Georgia
February 11, 1999

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------
    Assets                                   1998                      1997
                                       -------------------    -----------------

Cash and due from banks                $          675,969     $        1,568,017
Federal funds sold                              3,410,000              4,320,000
Securities available-for-sale                   5,565,028              2,029,491
Loans held for sale                               251,605                      0

Loans                                          24,314,616              6,117,022
Less allowance for loan losses                    433,882                 72,000
                                      -------------------    -------------------
          Loans, net                           23,880,734              6,045,022

Premises and equipment                          2,242,202              2,220,331
Other assets                                      325,287                150,849
                                      -------------------    -------------------

          Total assets                $        36,350,825     $       16,333,710
                                      ===================    ===================

  Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand         $        4,496,294     $        3,510,170
    Interest-bearing demand                    11,434,152              3,150,132
    Savings                                       901,040                303,658
    Time, $100,000 and over                     4,321,355                400,000
    Other time                                  8,169,062              1,801,130
                                      -------------------    -------------------
           Total deposits                      29,321,903              9,165,090
    Other borrowings                               22,241                 29,397
    Other liabilities                             136,879                 25,562
                                      -------------------    -------------------
          Total liabilities                    29,481,023              9,220,049
                                      -------------------    -------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000
        shares authorized; 758,458 issued
        and outstanding                         3,792,290              3,792,290
    Capital surplus                             3,754,816              3,754,816
    Accumulated deficit                         (675,728)              (432,986)
    Accumulated other comprehensive loss          (1,576)                  (459)
                                      -------------------    -------------------

   Total stockholders' equity                   6,869,802              7,113,661
                                      -------------------    -------------------

  Total liabilities and stockholders'
    equity                             $       36,350,825     $       16,333,710
                                      ===================    ===================

See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------
                                                1998                1997
                                          ----------------    ------------------
Interest income
    Loans                                 $       1,641,616    $         120,064
    Taxable securities                              219,451                8,727
    Federal funds sold                              210,458              255,057
                                         ------------------   ------------------
          Total interest income                   2,071,525              383,848
                                         ------------------   ------------------

Interest expense
    Deposits                                        779,294               46,030
    Other borrowings                                  1,256                6,993
                                         ------------------   ------------------
          Total interest expense                    780,550               53,023
                                         ------------------   ------------------

          Net interest income                     1,290,975              330,825
Provision for loan losses                           385,000               72,000
                                         ------------------   ------------------
          Net interest income
              after provision
              for loan losses                       905,975              258,825
                                         ------------------   ------------------

Other income
  Service charges on deposit accounts               121,660               18,980
   Other operating income                            71,210               11,951
                                         ------------------   ------------------
          Total other income                        192,870               30,931
                                         ------------------   ------------------

Other expenses
    Salaries and employee benefits                  633,339              350,175
    Equipment and occupancy expenses                189,300               70,618
    Other operating expenses                        453,619              207,161
                                         ------------------   ------------------
          Total other expenses                    1,276,258              627,954
                                         ------------------   ------------------

          Loss before income taxes
             and cumulative effect of
             a change in accounting
             principle                            (177,413)            (338,198)

Income tax expense                                        0                    0
                                         ------------------   ------------------
   Loss before cumulative effect of
   a change in accounting principle               (177,413)            (338,198)

Cumulative effect of a change in
 accounting principle                              (65,329)                    0
                                         ------------------   ------------------

        Net loss                         $        (242,742)   $        (338,198)
                                         ==================   ==================

Basic and diluted losses per common
share before cumulative effect of
a change in accounting principle         $           (0.23)   $           (0.92)

Cumulative effect of a change in
accounting principle                                 (0.09)                   -
                                         ------------------   ------------------

Basic and diluted losses per
 common share                            $           (0.32)   $           (0.92)
                                         ==================   ==================

See Notes to Consolidated Financial Statements.

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------
                                                    1998             1997
                                              ----------------  ----------------

Net loss                                      $      (242,742)  $      (338,198)

 Unrealized holding losses on securities
 available-for-sale arising during period              (1,117)             (459)
                                              ----------------  ----------------

Comprehensive loss                            $      (243,859)  $      (338,657)
                                              ================  ================


See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                              Other          Total
                                   Common Stock          Capital         Accumulated      Comprehensive   Stockholders'
                           -------------------------
                           Shares       Par Value        Surplus           Deficit             Loss       Equity (Deficit)
                           --------  ---------------   --------------    -------------    ------------    ----------------
Balance, December 31,
  1996                           1     $           5     $           5     $    (94,788)    $         0     $     (94,778)
    Net loss                     0                 0                 0         (338,198)              0          (338,198)
    Redemption of common
     stock                      (1)               (5)               (5)               0               0               (10)
    Issuance of common
     stock                 758,458         3,792,290         3,792,290                0               0         7,584,580
    Stock issue costs            0                 0           (37,474)               0               0           (37,474)
    Other comprehensive
    loss                         0                 0                 0                0            (459)             (459)
                           --------    -------------    --------------    -------------    ------------    --------------
Balance, December 31,
  1997                     758,458         3,792,290         3,754,816         (432,986)           (459)         7,113,661
    Net loss                     0                 0                 0         (242,742)              0           (242,742)
    Other comprehensive
    loss                         0                 0                 0                0          (1,117)            (1,117)
                           --------    -------------    --------------    -------------    ------------    ----------------
Balance, December 31,
  1998                     758,458     $   3,792,290    $    3,754,816     $   (675,728)    $    (1,576)    $    6,869,802
                           ========    =============    ==============    ==============    ============    ==============

See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------
                                              1998                 1997
                                     --------------------   --------------------
OPERATING ACTIVITIES
    Net loss                         $          (242,742)   $          (338,198)
    Adjustments to reconcile net
    loss to net cash used in operating
    activities:
    Depreciation                                 105,662                 29,191
    Write-off/amortization of
       organization costs                         65,329                  6,230
    Net increase in loans held
       for sale                                 (251,605)                     0
    Provision for loan losses                    385,000                 72,000
    Increase in interest receivable             (205,148)               (50,686)
    Increase in interest payable                  63,339                 16,905
    Other operating activities                    13,359                (16,279)
                                    --------------------    --------------------

    Net cash used in
    operating activities                         (66,806)              (280,837)
                                   ---------------------    --------------------

INVESTING ACTIVITIES
    Purchases of securities
    available-for-sale                        (5,538,533)            (2,029,950)
    Proceeds from sale of
    securities available-for-sale                500,000                      0
    Proceeds from maturities of
    securities available-for-sale              1,501,879                      0
    Net (increase) decrease in
    Federal funds sold                           910,000             (4,320,000)
    Net increase in loans                    (18,220,712)            (6,117,022)
    Purchase of premises and equipment          (127,533)            (2,052,844)
                                      -------------------    -------------------

    Net cash used in investing
    activities                               (20,974,899)           (14,519,816)
                                      -------------------    -------------------

FINANCING ACTIVITIES
    Net increase in deposits                  20,156,813              9,165,090
    Repayment of other borrowings                 (7,156)              (366,960)
    Net proceeds from sale of
    common stock                                       0              7,104,443
                                      -------------------    -------------------

Net cash provided by
financing activities                          20,149,657             15,902,573
                                      -------------------    -------------------

Net increase (decrease) in
cash and due from banks                         (892,048)             1,101,920

Cash and due from banks
at beginning  of year                          1,568,017                466,097
                                      -------------------    -------------------

Cash and due from banks
at end of year                        $          675,969     $        1,568,017
                                      ===================    ===================

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


--------------------------------------------------------------------------------
                                                   1998               1997
                                             -----------------   ---------------

SUPPLEMENTAL DISCLOSURES
    Cash paid for:
        Interest                             $        717,211     $       36,118

        Income taxes                         $              0     $          110

NONCASH TRANSACTIONS
    Unrealized losses on securities
    available-for-sale                       $          1,117     $          459

    Finance of premises and equipment
    purchases                                $              0     $       30,557

See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of Business

                     First Georgia Community Corp. (the Company) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First Georgia Community Bank (the
                     Bank). The Bank is a commercial bank located in Jackson, Butts County, Georgia. The Bank provides a full range of banking services in its primary market area of Butts County and the surrounding counties. The Bank commenced its operations on September 8, 1997.

                  Basis of Presentation

                     The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and accounts are eliminated in consolidation.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash and Due From Banks

                     Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

                     The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

                  Securities

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and reported at amortized cost. All other debt securities are classified as available-for-sale and carried at fair value with net unrealized gains and losses included in stockholders' equity. Equity securities without a readily determinable fair value are included in securities available-for-sale and carried at cost.

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans Held for Sale

                     Loans held for sale consist of mortgage loans and are carried at the lower of aggregate cost or fair value. These loans are sold to investors who purchase the loans with "locked in" interest rates agreed to by the investors and the Company prior to funding, thereby reducing the Company's exposure to interest rate risk.

                  Loans

                     Loans are carried at their principal amounts outstanding less deferred loan fees and the allowance for loan losses. Interest income on loans is credited to income based on the principal amount outstanding.

                     Loan origination fees and certain direct costs of most loans are recognized at the time the loan is recorded. Because net loan origination fees and costs are not material, the results of operations are not materially different than the results which would be obtained by accounting for loan fees and costs in accordance with generally accepted accounting principles.

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Loans (Continued)

                     A loan is considered to be impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

                  Premises and Equipment

                     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                  Income Taxes

                     Income tax expense consists of current and deferred taxes. Current income tax provisions approximate taxes to be paid or refunded for the applicable year. Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

                     The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Losses Per Common Share

                     Basic losses per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

                  Cumulative Effect of a Change in Accounting Principle

                     In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 becomes effective for financial statements for fiscal years beginning after December 15, 1998. However, early adoption is encouraged for fiscal years in which financial statements have not been issued. During 1998, the Company wrote off $65,329 of unamortized organization costs upon adoption of SOP 98-5. Prior to the adoption of SOP 98-5, the Company was amortizing these costs over a five year period.

                  Comprehensive Income

                     In  1998,  the  Company  adopted   Statement  of  Financial
                     Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The Company has elected to report comprehensive loss in a separate financial statement titled "Consolidated Statements of Comprehensive Loss". SFAS No. 130 describes comprehensive income as the total of all components of comprehensive income including net income. This statement uses other comprehensive income to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive loss consists of items previously reported directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As required by SFAS No. 130, the financial statements for the prior year have been reclassified to reflect application of the provisions of this statement. The adoption of this statement did not affect the Company's financial position, results of operations or cash flows.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Reclassifications

                     Certain items of income in the statement of operations for the year ended December 31, 1997 have been reclassified, with no effect on net loss, to be consistent with the classifications for the year ended December 31, 1998.

                  Recent Accounting Pronouncements

                     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is required to be adopted for fiscal years beginning after June 15, 1999. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

NOTE 2.  SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                         Gross           Gross
                                       Amortized       Unrealized      Unrealized          Fair
                                         Cost            Gains           Losses           Value
                                     --------------   -------------   -------------   ---------------
Securities Available-for-Sale
December 31, 1998:

U. S. Government and agency          $   5,517,604    $      3,840    $    (5,416)    $    5,516,028
securities
Equity securities                           49,000               -               -            49,000
                                     --------------   -------------   -------------   ---------------
                                     $   5,566,604    $      3,840    $    (5,416)    $    5,565,028
                                     ==============   =============   =============   ===============

Securities Available-for-Sale
December 31, 1997:

U. S. Government and agency
securities                           $   1,999,250    $        625    $    (1,084)    $    1,998,791
Equity securities                           30,700               -               -            30,700
                                     --------------   -------------   -------------   ---------------
                                     $   2,029,950    $        625    $    (1,084)    $    2,029,491
                                     ==============   =============   =============   ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------



NOTE 2.  SECURITIES (Continued)

                  The amortized cost and fair value of securities as of December 31, 1998 by contractual maturity are shown below.

                                          Securities Available-for-Sale
                                         ----------------------------------
                                            Amortized            Fair
                                               Cost              Value
                                         ---------------   ----------------
Due in one year or less                  $      507,859    $       507,750
Due from one year to five years               5,009,745          5,008,278
Equity securities                                49,000             49,000
                                        ---------------   ----------------
                                         $    5,566,604    $     5,565,028
                                        ===============   ================

                  Securities with a carrying value of $3,061,000 at December 31, 1998 were pledged to secure public deposits and for other purposes. There were no securities pledged as of December 31, 1997.


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                        December 31,
                                             -----------------------------------
                                                  1998                1997
                                             ----------------    ---------------

Commercial, financial, and agricultural      $     2,878,000     $    2,432,000
Real estate - construction                         4,659,000             57,000
Real estate - mortgage                            14,936,000          1,346,000
Consumer instalment and other                      1,858,913          2,282,022
                                            ----------------    ---------------
                                                  24,331,913          6,117,022
Deferred loan fees                                   (17,297)                  -
Allowance for loan losses                           (433,882)           (72,000)
                                            -----------------   ----------------
                                             $    23,880,734     $    6,045,022
                                             ================    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Changes in the allowance for
loan losses are as follows:

                                                          December 31,
                                              ----------------------------------
                                                    1998              1997
                                              ----------------   ---------------
Balance, beginning of year                    $        72,000    $            -
Provision for loan losses                             385,000            72,000
Loans charged off                                     (23,118)                 -
Recoveries of loans previously
charged off                                                 -                 -
                                              ----------------   ---------------
Balance, end of year                          $       433,882    $       72,000
                                              ================   ===============

                  Management has identified no material amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan").

                  The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1998 are as follows:

Balance, beginning of year                                       $    2,624,786
Advances                                                              2,125,274
Repayments                                                           (1,541,241)
                                                                 ---------------
Balance, end of year                                              $    3,208,819
                                                                 ===============

NOTE 4.  PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                          December 31,
                                             -----------------------------------
                                                  1998                1997
                                             ---------------     ---------------
Land                                         $      405,265      $      405,265
Buildings                                         1,469,033           1,398,495
Equipment                                           502,757             445,762
                                            ---------------     ---------------
                                                  2,377,055           2,249,522
Accumulated depreciation                           (134,853)            (29,191)
                                            ---------------     ---------------
                                             $    2,242,202      $    2,220,331
                                             ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 5   DEPOSITS

                  At December 31, 1998, the scheduled maturities of time deposits are as follows:

        1999                                                    $     10,596,087
        2000                                                             832,888
        2001                                                             396,182
        2002                                                             232,429
        2003                                                             432,831
                                                               -----------------
                                                                $     12,490,417
                                                               =================

                  At December 31, 1998, the Company had related party deposits of $4,270,670.


NOTE 6.  OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                         December 31,
                                              ----------------------------------
                                                   1998               1997
                                              ---------------    ---------------
Note payable, payable in monthly
installments of $701 including
interest at 4.80%, collateralized
by automobile                                 $       22,241     $       29,397
                                              ===============    ===============

                  Other borrowings at December 31, 1998 have maturities in future years as follows:

Year ending December 31,
    1999                                                          $        7,507
    2000                                                                   7,876
    2001                                                                   6,858
                                                                 ---------------
                                                                  $       22,241
                                                                 ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



-----------------------------------------------------------------------------



NOTE 7.  STOCK OPTIONS

                           The Company has  granted  options to purchase  32,500
                  shares of common stock to key employees under an incentive stock option plan. For a period of three years from the date of grant, these options are exercisable for the lesser of the book value of the Company's common stock at the date of exercise or $10. Subsequent to the three year period, the options are exercisable at book value per share. The options cannot be exercised until the Bank is cumulatively profitable. The options expire ten years from the date of grant.

                           The  Company  has also  reserved  150,000  shares  of
                  common stock for issuance to directors with the same exercise price, expiration dates, and exercise restrictions as the key employee stock options. No options have been granted to directors as of December 31, 1998.

                           Other pertinent information related to the options is
as follows:

                                                  December 31,
                       ---------------------------------------------------------
                                         1998                         1997
                       ---------------------------  ----------------------------
                                       Weighted-                     Weighted-
                                       average                        average
                                       Exercise                      Exercise
                        Number          Price        Number           Price
                       -----------  --------------  ------------  --------------
Under option,
beginning of year               -   $           -             -   $           -
   Granted                 32,500           10.00             -               -
   Exercised                    -               -             -               -
   Terminated                   -               -             -               -
                      -----------                  ------------
Under option,
end of year                32,500           10.00             -               -
                      ===========                  ============

Weighted average
remaining contractual
life                           10                             -
                      ===========                  ============

Weighted average
fair value of
options granted
during the year             $3.97                          $  -
                      ===========                  ============

                           As  permitted  by  SFAS  No.  123,  ("Accounting  for
                  Stock-Based Compensation"), the Company recognizes compensation cost for stock-based employee compensation awards in accordance with APB Opinion No. 25, ("Accounting for Stock Issued to Employees"). The Company recognized no compensation cost for stock-based employee compensation awards for the year ended December 31, 1998. If the Company had recognized compensation cost in accordance with SFAS No. 123, net loss and losses per share would have been increased as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------


NOTE 7.  STOCK OPTIONS (Continued)

                                                       December 31, 1998
                                           -------------------------------------
                                                                    Basic and
                                                                  Diluted Losses
                                               Net Loss            Per Share
                                           ---------------    ------------------
    As reported                             $    (242,742)     $          (0.32)
    Stock-based compensation,
    net of related tax effect                     (80,284)                (0.11)
                                           ---------------    ------------------
    As adjusted                             $    (323,026)     $          (0.43)
                                           ===============    ==================


                           The fair value of the options granted during the year
                  was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:


    Risk free interest rate                                                5.12%
    Expected life of the options                                        10 Years
    Expected dividends (as a percent of the fair value of the stock)          0%
    Volatility                                                                0%


NOTE 8.  INCOME TAXES

    Income tax expense consists of the following:

                                                         December 31,
                                             -----------------------------------
                                                  1998                1997
                                             ---------------     ---------------
     Current                                  $      (4,996)      $     (24,987)
     Deferred                                       (75,686)            (90,000)
     Change in valuation allowance                   80,682             114,987
                                             ---------------     ---------------
     Income tax expense                       $            -      $            -
                                             ===============     ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 8.  INCOME TAXES (Continued)

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                December 31,
                   -------------------------------------------------------------
                              1998                             1997
                   ----------------------------     ----------------------------
                      Amount         Percent           Amount         Percent
                   ---------------   ----------     ---------------   ----------
Income taxes at
statutory rate      $     (82,532)      (34) %       $    (114,987)      (34) %
Change in valuation
allowance                  80,682        33                114,987        34
Other                       1,850         1                      -         -
                   ---------------   ----------     ---------------   ----------
Income tax expense  $            -         - %       $            -         - %
                   ===============   ==========     ===============   ==========

                    The components of deferred income taxes are as follows:

                                                            December 31,
                                              ----------------------------------
                                                    1998               1997
                                              ---------------    ---------------
Deferred tax assets:
Loan loss reserves                            $      106,950     $        5,299
Preopening and organization expenses                 109,368            116,984
Net operating loss carryforward                       31,364             26,368
Securities available-for-sale                            535                156
Other                                                  6,581                 72
                                             ---------------    ---------------
                                                     254,798            148,879

Valuation allowance                                 (228,432)          (147,371)
                                              ---------------    ---------------
                                                      26,366              1,508
                                              ---------------    ---------------

Deferred tax liabilities; depreciation                26,366              1,508
                                              ---------------    ---------------

Net deferred taxes                             $            -     $            -
                                              ===============    ===============

                  At December 31, 1998, the Company has available net operating loss carryforwards of $92,246 for Federal income tax purposes. If unused, the carryforwards will expire beginning in 2007.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 9.  LOSSES PER COMMON SHARE

                           The  following  is a  reconciliation  of net loss and
                  weighted-average shares outstanding used in determining basic and diluted losses per common share:

                                        Year Ended December 31, 1998
                      ----------------------------------------------------------
                          Net            Weighted-Average         Per Share
                         Loss                Shares                Amount
                      ---------------    --------------------    ---------------
Basic losses per
common share           $    (242,742)                 758,458     $       (0.32)
                                                                 ===============
Effect of Dilutive
Securities
 Stock options                      -                       -                  -
                      ---------------    --------------------
Diluted losses per
common share           $    (242,742)                 758,458     $       (0.32)
                      ===============    ====================    ===============

                  Because the exercise price of the stock options approximate the fair value of the Company's common stock, the stock options have no dilutive effect.

                  For the year ended December 31, 1997, the weighted-average shares outstanding was 367,801. The Company had no dilutive securities in 1997.


NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES

                  In the normal course of business, the Company has entered into off-balance-sheet financial instruments which are not reflected in the financial statements. These financial instruments include commitments to extend credit and standby letters of credit. Such financial instruments are included in the financial statements when funds are disbursed or the instruments become payable. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                          December 31,
                                             -----------------------------------
                                                   1998               1997
                                             ----------------   ----------------
 Commitments to extend credit                 $     5,842,000    $       866,000
 Standby letters of credit                              2,500                  -
                                             ----------------   ----------------
                                              $     5,844,500    $       866,000
                                             ================   ================

                  Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.

                  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

                  In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management of the Company, any liability resulting from such proceedings would not have a material effect on the Company's financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 10.          COMMITMENTS AND CONTINGENT LIABILITIES

                  Year 2000 Disclosures

                  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Systems that do not properly recognize the year "2000" could generate erroneous data or cause systems to fail. The Company is heavily dependent on computer processing and telecommunication systems in the daily conduct of business activities. In addition, the Company must rely on intermediaries, vendors and customers to appropriately modify their systems in order that all may continue normal operations and operate without significant disruptions. The Company has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue. The Company presently believes that, with modifications to its computer systems and conversions to new systems, the Year 2000 issue will not pose significant operational problems for the Company or have a material adverse effect on future operating results. However, absolute assurance cannot be given that; (1) the modifications and conversions will remedy all deficiencies, (2) failure of any of the Company's systems will not have a material impact on operations, or (3) failure of any other companies' systems with whom the Company conducts business will not have a material impact on operations.


NOTE 11.          CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Butts County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

                  Eighty-one percent of the Company's loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $1,475,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 12. REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, no dividends could be declared without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Company and the Bank meet all capital adequacy requirements to which they are subject.

                  As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------
NOTE 12   REGULATORY MATTERS (Continued)


                                                                               To Be Well
                                                      For Capital           Capitalized Under
                                                       Adequacy            Prompt Corrective
                               Actual                  Purposes            Action Provisions
                      -------------------------  ---------------------   ----------------------
                        Amount        Ratio       Amount      Ratio       Amount       Ratio
                      -------------  ----------  ------------  -------   ------------  --------
                                                 (Dollars in Thousands)
                      -------------------------------------------------------------------------
December 31, 1998:
Total Capital (to
Risk Weighted Assets):

Consolidated          $      7,243      24.40%   $     2,375       8%    $     2,969       10%
Bank                  $      6,306      21.24%   $     2,375       8%    $     2,969       10%

Tier I Capital
(to Risk Weighted
Assets):

Consolidated          $      6,871      23.15%   $     1,188       4%    $     1,781        6%
Bank                  $      5,934      19.99%   $     1,188       4%    $     1,781        6%

Tier I Capital
(to Average Assets):

Consolidated          $      6,871      20.74%   $     1,326       4%    $     1,657        5%
Bank                  $      5,934      17.91%   $     1,326       4%    $     1,657        5%

December 31, 1997:

Total Capital
(to Risk Weighted
Assets):

Consolidated          $      7,121      72.44%   $       787       8%    $       983       10%
Bank                  $      6,171      62.78%   $       787       8%    $       983       10%

Tier I Capital
(to Risk Weighted
Assets):

Consolidated          $      7,049      71.71%   $       394       4%    $       590        6%
Bank                  $      6,099      62.04%   $       394       4%    $       590        6%

Tier I Capital
(to Average Assets):

Consolidated          $      7,049      58.68%   $       481       4%    $       601        5%
Bank                  $      6,099      50.77%   $       481       4%    $       601        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 13.          FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                  Cash, Due From Banks, and Federal Funds Sold:

                     The carrying amounts of cash, due from banks, and Federal funds sold approximate their fair value.

                  Securities:

                     Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

                  Loans:

                     For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. For other loans, the fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

                  Deposits:

                     The carrying amounts of demand deposits, savings deposits, and variable-rate certificates of deposit approximate their fair values. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 13.          FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                  Other Borrowings:

                     The  fair  values  of  the   Company's   other   borrowings
approximate their fair values.

                  Accrued Interest:

                     The carrying amounts of accrued interest approximate their fair values.

                  Off-Balance Sheet Instruments:

                     The fair values of the Company's off-balance-sheet financial instruments are based on fees charged to enter into similar agreements. However, commitments to extend credit and standby letters of credit do not represent a significant value to the Company until such commitments are funded. The Company has determined that these instruments do not have a distinguishable fair value and no fair value has been assigned.

                     The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                   December 31, 1998                   December 31, 1997
                            ----------------------------------   ---------------------------------
                                Carrying             Fair            Carrying            Fair
                                 Amount             Value             Amount            Value
                            ----------------   ---------------   ---------------   ---------------
Financial assets:
Cash, due from banks,
and Federal funds sold      $     4,085,969    $    4,085,969    $    5,888,017    $    5,888,017

Securities available-
for-sale                          5,565,028         5,565,028         2,029,491         2,029,491

Loans held for sale                 251,605           251,605                 -                 -
Loans                            23,880,734        24,329,634         6,045,022         6,074,230

Accrued interest
receivable                          255,834           255,834            50,686            50,686

Financial liabilities:

Deposits                         29,321,903        29,391,929         9,165,090         9,171,887

Other borrowings                     22,241            22,241            29,397            29,397

Accrued interest payable             81,682            81,682            18,343            18,343

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 14. SUPPLEMENTAL FINANCIAL DATA

     Components of other operating income and expenses in excess of 1% of total revenue for the year ended December 31, 1998 are as follows:

    Other income:
    ATM fee income                                                $       45,519

    Other expense:
    Stationery and office supplies                                        43,530
    Legal and professional                                                75,557
    Data processing                                                       58,047
    Advertising                                                           37,426


NOTE 15. PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of operations, and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 1998 and 1997:

                               CONDENSED BALANCE SHEETS

                                                  1998                1997
                                             ---------------    ----------------
Assets
     Cash                                     $      936,917     $       949,360
     Investment in subsidiary                      5,932,885           6,146,672
     Other assets                                          -              17,629
                                             ---------------    ----------------

     Total assets                             $    6,869,802     $     7,113,661
                                             ===============    ================

Stockholders' equity                          $    6,869,802     $     7,113,661
                                             ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                           CONDENSED STATEMENTS OF OPERATIONS

                                                  1998                1997
                                            ---------------    ----------------
Income, interest                              $            -     $        50,079
                                            ---------------    ----------------

Expenses
  Salaries and benefits                                    -              85,239
  Interest                                                 -              11,514
  Write-off/amortization of
  organization costs                                  17,629                 930
  Other expenses                                      12,443              32,514
                                             ---------------    ----------------
  Total expenses                                      30,072             130,197
                                             ---------------    ----------------

  Loss before equity in
  loss of subsidiary                                (30,072)            (80,118)

  Equity in loss of subsidiary                     (212,670)           (258,080)
                                             ---------------    ----------------

  Net loss                                   $     (242,742)     $     (338,198)
                                             ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



--------------------------------------------------------------------------------



NOTE 15. PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                      CONDENSED STATEMENTS OF CASH FLOWS

                                                  1998               1997
                                              ---------------   ----------------
OPERATING ACTIVITIES
  Net loss                                     $    (242,742)    $     (338,198)
  Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Write-off/amortization of
  organization costs                                  17,629                930
  Loss of subsidiary                                 212,670            258,080
  Other operating activities                                                 -            323,808
                                              ---------------   ----------------

Net cash provided by (used in) operating            (12,443)            244,620
activities
                                              ---------------   ----------------
INVESTING ACTIVITIES
Investment in subsidiary                                    -        (6,500,000)
                                              ---------------   ----------------

Net cash used in investing activities                       -        (6,500,000)
                                              ---------------   ----------------

FINANCING ACTIVITIES
Repayment of other borrowings                               -          (365,800)
Net proceeds from sale of common stock                      -         7,104,443
                                              ---------------   ----------------

Net cash provided by financing activities                   -         6,738,643
                                              ---------------   ----------------

Net increase (decrease) in cash                      (12,443)           483,263

Cash at beginning of year                            949,360            466,097
                                              ---------------   ----------------

Cash at end of year                           $      936,917    $       949,360
                                              ===============   ================

                                                                    EXHIBIT 13.2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The following is a discussion of the financial condition of First Georgia Community Corp., Inc. (FGC) and its bank subsidiary, First Georgia Community Bank at December 31, 1998 and 1997 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about FGC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

Forward-Looking Statements

FGC may from time to time make written or oral forward-looking statements, including statements contained in FGC's filings with the Securities and Exchange Commission and its reports to stockholders. Statements made in the Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. FGC's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management; the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in FGC's market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. FGC cautions that such factors are not exclusive. FGC does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, FGC.

Overview

The year 1998 marked the first full year of banking operations for FGC. FGC commenced banking operations on September 8, 1997. FGC's 1998 results were highlighted by significant loan and deposit growth that would be expected for a de novo bank. This growth should provide a base for future profitability and a recovery of FGC's accumulated deficit.

Financial Condition at December 31, 1998 and 1997

Following is a summary of FGC's balance sheets for the periods indicated:

                                                           December 31,
                                                     1998                1997
                                                      (Dollars in Thousands)
Cash and due from banks                        $         676      $        1,568
Federal funds sold                                     3,410               4,320
Securities                                             5,565               2,029
Loans                                                 23,881               6,045
Loans held for sale                                      251                   -
Premises and equipment                                 2,242               2,220
Other assets                                             326                 152
                                                    ----------------------------

                                               $      36,351      $       16,334
                                                ============        ============

Total deposits                                 $      29,322      $        9,165
Other borrowings                                          22                  29
Other liabilities                                        137                  26
Stockholders' equity                                   6,870               7,114
                                                     ---------------------------

                                               $      36,351      $       16,334
                                                ============        ============

Financial Condition at December 31, 1998 and 1997

As of December 31, 1998, FGC had total assets of $36.4 million, more than doubling its asset size as of December 31, 1997. The completion of FGC's stock offering in 1997, which raised $7.58 million, has provided a strong capital base to support this growth. Total interest-earning assets were $33.1 million at December 31, 1998 or 91.08% of total assets as compared to 75.88% at December 31, 1997. FGC's primary interest-earning assets at December 31, 1998 were loans, which made up 72.89% of total interest-earning assets as compared to 48.77% at December 31, 1997. FGC's loan to deposit ratio was 82.92% as compared to 66.74% at December 31, 1997. The 1998 ratio is within FGC's target ratio of 75% to 85%. Deposit growth of $20.2 million has been used primarily to fund loan growth of $18.1 million.

FGC's investment portfolio, consisting of U.S. Agency securities and equity securities, amounted to $5.6 million at December 31, 1998. Unrealized losses on securities amounted to $1,576 at December 31, 1998. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

FGC has 81% of its loan portfolio collateralized by real estate located in FGC's primary market area of Butts County and surrounding counties. FGC's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (30%), construction loans to build one to four-family residential properties (24%), and nonresidential properties consisting primarily of small business commercial properties (46%). FGC generally requires that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

 One to four-family residential properties                                  90%
 Construction loans on one to four-family residential properties            90%
 Nonresidential property                                                    85%

FGC's remaining 19% of its loan portfolio consists of commercial, consumer, and other loans. FGC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with FGC's loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in FGC's market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in FGC's market area are stable with no indications of a significant downturn in the general economy. Additionally, FGC has risk associated with its loan portfolio as it relates to the Year 2000 issue. (See Year 2000 Disclosures.)

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

At December 31, 1998, FGC had loan commitments outstanding of $5.8 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1998, the Bank has arrangements with three commercial banks for short-term advances of $3,500,000.

At December 31, 1998, FGC's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. FGC's stockholders' equity decreased due to a net loss in 1998 of $243,000. FGC's stockholders' equity also decreased due to the decrease in the fair value of securities available for sale in the amount of $1,117. For regulatory purposes, the net unrealized losses on securities available for sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to FGC will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to FGC without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for FGC and the Bank as of December 31, 1998 are as follows:

                                                         Actual
                                      ------------------------------------------

                                                                    Regulatory
                                        FGC              Bank      Requirements

Leverage capital ratio                 20.74%            17.91%            5.00%
Risk-based capital ratios:
Core capital                           23.15             19.99             6.00
   Total capital                       24.40             21.24            10.00

At December 31, 1998, FGC had no material commitments for capital expenditures.

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

Except for expected continued growth common to a de novo bank, and uncertainties related to the Year 2000 issue (see Year 2000 Disclosures), management is not aware of any other known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

Results of Operations For The Years Ended December 31, 1998 and 1997

Following is a summary of FGC's operations for the periods indicated.

                                                    Year Ended December 31,
                                                  1998                   1997
                                                      (Dollars in Thousands)
Interest income                                $    2,072           $       384

Interest expense                                      781                    53

Net interest income                                 1,291                   331

Provision for loan losses                             385                    72

Other income                                          193                    31

Other expenses                                      1,342                   628

Pretax loss                                          (243)                 (338)

Income taxes                                            -                     -

Net loss                                             (243)                 (338)

FGC commenced its operations on September 8, 1997. Prior to the commencement, FGC was engaged in activities involving the formation of FGC, selling its common stock, and obtaining necessary approvals. FGC incurred operating losses totaling $226,000 during its organizational period ($95,000 in 1996 and $131,000 in 1997).

FGC incurred total organizational and stock issue costs of $109,000 of which $72,000 were capitalized to be amortized over a period of sixty months (see Non-interest Expense), and $37,000 was recorded as a reduction in capital surplus.
Through the end of 1997, FGC incurred additional operating losses of $207,000.

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

The net yield on average interest-earning assets was 5.52% in 1998 as compared to 6.19% in 1997. Average loans increased by $14.9 million which accounted for the majority of a $20.5 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $14.7 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets increased to 8.86% in 1998 from 7.77% in 1997. The rate paid on average interest-bearing liabilities was 4.93% in 1998 and 4.21% in 1997.

Provision for Loan Losses

The provision for loan losses was $385,000 in 1998 as compared to $72,000 in 1997. The amount provided was due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1998, and 1997, FGC has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 1998 and 1997 was 1.78% and 1.18%, respectively.

Other Income

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $193,000 in 1998 as compared to $31,000 in 1997. The increases are due to FGC being open for an entire year versus only four months in 1997.

Non-interest Expense

Other operating expense for 1998 consists of salaries and employee benefits ($634,000), equipment and occupancy expenses ($189,000), and other operating expenses ($519,000). The increases over 1997 ($283,000 for salaries and employee benefits, $119,000 for equipment and occupancy, and $312,000 for other operating expenses) are due primarily to FGC being open for an entire year versus only four months in 1997 and the growth of the Bank. FGC also adopted SOP 98-5 which required the write-off of $65,000 of organization costs.

Income Tax

FGC had no income tax expense due to pre-tax operating losses of $243,000 and $338,000 in 1998 and 1997, respectively.

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

At January 31, 1999, FGC's cumulative one year interest rate-sensitivity gap ratio was 86%. FGC's targeted ratio is 80% to 120% in this time horizon. This indicates that FGC's interest-bearing liabilities will reprice during this period at a rate faster than FGC's interest-earning assets.

The following table sets forth the distribution of the repricing of FGC's interest-earning assets and interest-bearing liabilities as of January 31, 1999, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of FGC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.



                                              After             After
                                              Three              One
                                              Months            Year but
                             Within            but             Within             After
                             Three           Within            Five              Five
                             Months          One Year           Years             Years          Total

                                           (Dollars in Thousands)
Interest-earning assets:
     Federal funds sold   $   4,560          $     --         $      --         $    --         $  4,560
     Securities               1,049             2,505             2,011              --             5,565
     Loans                    9,773             2,646            12,841              --            25,260
                          -----------------------------------------------------------------------------

                             15,382             5,151            14,852              --            35,385
                          ----------------------------------------------------------------------------

Interest-bearing
 liabilities:
Interest-bearing demand
 deposits                    11,519                --                --              --           11,519
Savings                         867                --                --              --               867
Certificates of deposit       3,130             8,485             2,961              --            14,576
Other borrowings                  2                 5               15               --               22
                          ----------------------------------------------------------------------------------

                             15,518             8,490             2,976              --            26,984
                          ----------------------------------------------------------------------------

Interest rate sensitivity
gap                       $    (136)         $  (3,339)        $  11,876         $   --           $  8,401
                          =================  ===============   ===============   ===============  =========
Cumulative interest rate
sensitivity gap           $    (136)         $  (3,475)        $   8,401         $     8,401
                          =================  ===============   ===============   ===============
Interest rate sensitivity
gap ratio                       .99                .61              4.99              --
                          ===============================================================
Cumulative interest rate
sensitivity gap ratio           .99                .86              1.31             1.31
                          ================================================================

Year 2000 Disclosures

The Situation: Now that 1999 is well into the first quarter and the millennium draws closer, FGC recognizes the global concern that information systems may be subject to the much discussed "Year 2000 Bug". The Year 2000 ("Y2K") problem is the existence of many programs and systems that will not operate correctly unless they are reprogrammed to accommodate the new century. In fact, many programs were originally written to only accommodate a two digit year field and/or defaulted to the nineteenth century.

No country, government, business, or person is immune from the potential adverse effects of the Y2K problem. The banking industry is especially susceptible to the Y2K problem. If loan or deposit interest accruals are not calculated properly, the impact can be devastating. A system crash could result in a disruption of business which in turn could cause FGC to lose a significant portion of its customer base, either of which could result in material adverse consequences for FGC.

Because of the potential risk posed by the Y2K problem, FGC has taken a proactive role in addressing the impact to FGC and its customer base. FGC formed a Y2K committee, consisting of key management, directors, and staff, to address the impact. The Committee has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing Y2K readiness of all equipment, software, and applications.

Readiness: FGC's Y2K committee has addressed each area of risk to FGC's continued operation once the century date change takes place. FGC has broken down the areas according to mission critical and non-mission critical areas. Each area requiring attention are: service bureau (including ATM processing and bank forms), correspondent relationship, check/coupon printers, and internal office equipment. In efforts to ensure Y2K readiness, FGC converted to a new core processing system in February 1999 with The InterCept Group. FGC also engaged the services of an external firm to review and monitor the progress of FGC's readiness plans. Readiness plans are under constant review and scrutiny to ensure each aspect of the Federal Deposit Insurance Corporation and the Federal Financial Institutions Examination Council's Year 2000 guidelines for preparedness are met.

FGC also relies heavily on external vendors for its daily operations, such as electricity, phone service, water, and gas. Each of these vendors is under constant review as the century date change is rapidly approaching. An initial review to assess readiness was completed in early 1998 and continues to be monitored.

Contingency Plans: Due to the critical nature of our core processing systems and our automated platform for new accounts and loan document preparation, FGC has developed contingency plans that will be put into operation should any of these systems not pass Year 2000 readiness testing. Contingency plans have also been developed in the event of disruption of service due to power outage, etc.

Cost: After completing an overall assessment of the Year 2000 impact to FGC, FGC established a Y2K budget. The budget has been reviewed and updated to keep up to date with the current Y2K status. Subsequently, the budget was amended to its current level of $48,777 with provisions made for the core processing conversion and hardware changes to facilitate conversion. Management does not expect the cost of remediation to vary significantly from the present budget.

Other Concerns: FGC has taken a proactive stance to communicate to the customer base the Y2K problem, its impact, and how to stay informed. Customers are receiving mailers in a timely manner to keep them updated on FGC and the Federal Deposit Insurance Corporation's preparedness. FGC will continue to keep its customer base updated.

In relation to credit risk, FGC has performed due diligence analysis on both commercial loan customers and fund providers. The analysis is updated and reviewed to ensure proper risk assessment.

Finally, FGC acknowledges that due to the heightened media attention to the Year 200 issue that customers may withdraw extra amounts of money at the end of 1999. The increased withdrawal could result in a liquidity issue for FGC; therefore, FGC has revised its liquidity policy to address the liquidity needs anticipated in light of the Y2K issue.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to FGC's Year 2000 compliance efforts and the impact of Year 2000 issues on FGC's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of FGC. Some of these factors include, but are not limited to representations by FGC's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. FGC's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

               SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to: the distribution of assets, liabilities and stockholders' equity of FGC, the interest rates experienced by FGC; the investment portfolio of FGC; the loan portfolio of FGC, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and reserves for loan losses of FGC; types of deposits of FGC and the return on equity and assets for FGC.

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

     The condensed average balance sheet for the period indicated is presented below. (1)

                                                         From September 8, 1997,
                                                           Date of Commencement
                                       Year Ended              of Operations,
                                    December 31, 1998       to December 31, 1997
                                                 (Dollars in Thousands)
                   ASSETS
Cash and due from banks                $      1,120              $      273
Taxable securities                            3,596                     150
Securities valuation account                      5                       -
Federal funds sold                            3,793                    1,706
Loans (2)                                    15,999                    1,060
Reserve for loan losses                        (252)                      (6)
Other assets                                  2,487                      624
                                           ---------------------------------
                                       $     26,748              $     3,807
                                       ====================     ============

Total interest-earning assets          $     23,388              $     2,916
                                       ====================     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand             $      3,847              $      420
Interest-bearing demand                       8,614                     624
Savings                                         657                      62
Time                                          6,531                     408
                                        -----------------------------------
Total deposits                         $     19,649              $    1,514

Other borrowings                                 26                       5
Other liabilities                               106                       7
                                        -----------------------------------
Total liabilities                            19,781                   1,526
                                        -----------------------------------
Stockholders' equity                          6,967                   2,281
                                        -----------------------------------
                                       $     26,748              $    3,807
                                       ====================     ===========

Total interest-bearing liabilities     $     15,828              $    1,099
                                       ====================     ===========


(1) For each category, average balances were determined using the daily average balances during the year for 1998 and for the period from September 8, 1997, date of commencement of operations, to December 31, 1997, for 1997.

     (2) There were no nonaccrual loans included in average loans for 1998 or 1997.

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

                                                     Years Ended December 31,
                                             1998                          1997
                                                      Average                        Average
                                      Interest         Rate            Interest       Rate
                                                           (Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)        $  1,642         10.26%         $     120         11.32%
Interest on taxable securities             219          6.10                  9          5.82
Interest on Federal funds sold             211          5.55                 98          5.74
Interest earned during the period
prior to commencement of
banking operations                            -          -                  157          -
                                      ---------------------------------------------------------
Total interest income                 $  2,072          8.86                384          7.77
                                      ---------------------------------------------------------

INTEREST EXPENSE:
Interest on interest-bearing
demand deposits                       $    380          4.41          $      20          3.22
Interest on savings deposits                19          2.92                  2          2.97
Interest on time deposits                  381          5.82                 24          5.91
Interest on other borrowings (2)             1          4.80                  -          4.80
Interest incurred during the period
prior to commencement of
banking operations                           -            -                   7          -
                                      ------------------------------------------------------------
Total interest expense                     781          4.93                 53          4.21
                                      ------------------------------------------------------------

NET INTEREST INCOME                   $  1,291                        $     331
                                      ==================              ==========

Net interest spread                                     3.93%                            3.56%
                                                        =====                            =====
Net yield on average
interest-earning assets                                 5.52%                            6.19%
                                                        =====                            =====


(1) Interest and fees on loans includes $215,000 and $22,000 of loan fee income for the years ended December 31, 1998 and 1997, respectively. There was no interest income recognized on nonaccrual loans during 1998 or 1997.

(2)       Interest on other borrowings in 1997 was less than $300.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected FGC's interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

                                                       Year Ended December 31,
                                                             1998 vs. 1997
                                                             Changes Due To:
                                                                       Increase
                                            Rate        Volume        (Decrease)
                                                     (Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans                  $ (12)   $    1,534        $   1,522
Interest on taxable securities                  -           210              210
Interest on Federal funds sold                 (3)          116              113
                                            ------------------------------------
Total interest income                         (15)        1,860            1,845
                                            ------------------------------------

Expense from interest-bearing liabilities:
Interest on interest-bearing
demand deposits                                10           350              360
Interest on savings deposits                    -            17               17
Interest on time deposits                       -           357              357
Interest on other borrowings                    -             1                1
                                            ------------------------------------
Total interest expense                         10           725              735
                                            ------------------------------------

Net interest income                         $ (25)   $    1,135       $    1,110
                                            =======     ============      ======

Interest income earned of $157,000 and interest expense incurred of $7,000 prior to the commencement of banking operations in 1997 have been excluded from the above table.

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                          December 31,
                                                1998                 1997
                                                      (Dollars in Thousands)
U. S. Government agencies                      $  5,516            $       1,998
Equity securities                                    49                       31
                                               ---------------------------------
                                               $  5,565            $       2,029
                                               =================================

Maturities

The amounts of securities in each category as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.


                                                       After one year            After five years
                               One year or less      through five years         through ten years
                             Amount      Yield (1)    Amount    Yield (1)        Amount      Yield (1)
U.S. Government
  agencies                   $   508       5.00%      $ 5,008      5.80%      $    --         --
                             ====================================================================


                                After ten years              Total
                             Amount      Yield (1)      Amount    Yield (1)
U.S. Government
  agencies                   $    --        -          $ 5,516      5.73%
                             ================================================



(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

Types of Loans

     The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan. December 31,

                                              1998                  1997
                                                    (Dollars in Thousands)
Commercial                                  $  2,878               $    2,432
Real estate-construction                       4,659                       57
Real estate-mortgage                          14,919                    1,346
Consumer installment loans and other           1,859                    2,282
                                           ----------------------------------
                                              24,315                    6,117
 Less allowance for loan losses                 (434)                     (72)
                                           ----------                 --------
Net loans                                   $ 23,881               $    6,045
                                            ==================     ==========

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1998 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

The disclosure of loans by the required categories, commercial and financial and real estate - construction, is not available and would involve undue burden and expense to the Company. In making this determination, the Company has considered the estimated cost to compile the required information and its current electronic data processing capability.

                                                        (Dollars in Thousands)
     Maturity:
          One year or less                                  $        7,731
          After one year through five years                         14,622
          After five years                                           1,962
                                                            --------------
                                                            $       24,315

The following table summarizes loans at December 31, 1998 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                         (Dollars in Thousands)
          Predetermined interest rates                       $      13,525
          Floating or adjustable interest rates                      3,059
                                                             -------------
                                                             $      16,584

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1998 and 1997 is as follows:

                                                           December 31,
                                                   1998                1997
                                                       (Dollars in Thousands)
Nonaccrual loans                                 $       0          $        0
Loans contractually past due ninety
days or more as to interest or
principal payments and still accruing                    0                   0
Restructured loans                                       0                   0
Loans, now current about which there are
serious doubts as to the ability of the
borrower to comply with loan repayment terms             0                   0
Interest income that would have been recorded
on nonaccrual and restructured loans under
original terms                                           0                   0
Interest income that was recorded on
nonaccrual and restructured loans                        0                   0

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

                                                    Years Ended December 31,
                                                    1998                1997
                                                     (Dollars in Thousands)
Average amount of loans outstanding                 $   15,999      $     1,060
                                                                                           =============       =====
Balance of allowance for loan losses
at beginning of period                              $       72      $        --
                                                    ------------      ---------

Loans charged off
Commercial and financial                                    --               --
Real estate mortgage                                        14               --
Installment                                                  9               --
                                                    ---------------------------
                                                            23               --
                                                    ---------------------------

Loans recovered
Commercial and financial                                    --               --
Real estate mortgage                                        --               --
Installment                                                 --               --
                                                    ---------------------------
                                                            --               --
                                                    ---------------------------

Net charge-offs                                             23               --
                                                    ---------------------------

Additions to allowance charged to operating
expense during period                                      385               72
                                                     --------------------------

Balance of allowance for loan losses
at end of period                                     $     434       $       72
                                                     ===========       ========

Ratio of net loans charged off during the
period to average loans outstanding                       0.14%              --%
                                                     ==========        ========
Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions which may affect the borrower's ability to pay and the underlying collateral value of the loans.

As of December 31, 1998 and 1997, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                               December 31, 1998                     December 31, 1997
                                       Percent of loans in                     Percent of loans in
                                       each category                           each category
                          Amount       to total loans              Amount      to total loans
                                                (Dollars in Thousands)
Commercial                 $ 87            12%                        $36         40%
Real estate -
 construction                65            19                           7          1
Real estate - mortgage      239            61                          14         22
Consumer installment
     loans and other         43             8                          15         37
                           ---------------------------------------------------------
                           $434           100%                        $72        100%
                           ===================                        ===============

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)


                                               Years Ended December 31,
                                               1998                  1997
                                        Amount       Percent    Amount   Percent
                                                   (Dollars in Thousands)
Noninterest-bearing demand deposits    $  3,847        -- %     $   420    --%
Interest-bearing demand deposits          8,614       4.41          624  3.22
Savings deposits                            657       2.92           62  2.97
Time deposits                             6,531       5.82          408  5.91
                                        -------------------    ----------------
                                       $19,649                   $1,514
                                       ========================================


     (1) Average balances were determined using the daily average balances during the year for 1998 for the period from September 8, 1997, date of commencement of operations, to December 31, 1997 for 1997.


The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1998 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                     (Dollars in Thousands)
     Three months or less                               $      2,109
     Over three months through six months                        967
     Over six through twelve months                              741
     Over twelve months                                          504
                                                        ------------
              Total                                     $      4,321
                                                        ============


                    RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

The following rate of return information for the year indicated is presented below.

                                                      Years Ended December 31,
                                                     1998                 1997
     Return on assets (1)                          (0.91)%              (2.80)%
     Return on equity (2)                          (3.48)               (4.67)
     Dividend payout ratio(3)                         -                    -
     Equity to assets ratio (4)                    26.05                59.92

(1)       Net loss divided by average total assets.
(2)       Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4)       Average common equity divided by average total assets.