Form 10QSB
period 1999-03-31
FIRST GEORGIA COMMUNITY CORP
filed 1999-05-14
CIK 1024132

                   STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
Mark One

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
          EXCHANGE ACT OF 1934

       For the quarterly period ended      MARCH 31, 1999
                                     -----------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________  to __________

                      COMMISSION FILE NUMBER:  333-13583

                         First Georgia Community Corp.
                     ------------------------------------
       (Exact name of small business issuer as specified in its charter)

     GEORGIA                                                     58-2261088
----------------------------                              ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

                 150 COVINGTON STREET, JACKSON, GEORGIA  30233
           ---------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 504-1090
                   ----------------------------------------
                          (Issuer's telephone number)

                                      N/A
    -----------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 1999: 758,458; $5 par value

Transitional Small Business Disclosure Format (Check One)  Yes ____    No  X
                                                                          ---

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY


================================================================================

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEET - MARCH 31, 1999..................     3

             CONSOLIDATED STATEMENTS OF OPERATIONS AND
              COMPREHENSIVE LOSS - THREE MONTHS ENDED
              MARCH 31, 1999 AND 1998.....................................     4

             CONSOLIDATED STATEMENTS OF CASH FLOWS - THREE
              MONTHS ENDED MARCH 31, 1999 AND 1998........................     5

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................     6

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........     7


PART II.  OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    14

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.......................    14

          SIGNATURES......................................................    15

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)

                                  ASSETS
                                  ------
Cash and due from banks                                                                       $           1,103,332
Federal funds sold                                                                                        3,670,000
Securities available-for-sale, at fair value                                                              7,063,155

Loans                                                                                                    28,151,618
Less allowance for loan losses                                                                              479,882
                                                                                              ----------------------
          Loans, net                                                                                     27,671,736

Premises and equipment                                                                                    2,232,338
Other assets                                                                                                368,839
                                                                                              ----------------------
          Total assets                                                                        $          42,109,400
                                                                                              ======================


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   -------------------------------------
Deposits
    Demand                                                                                    $           5,119,850
    Interest-bearing demand                                                                              13,115,000
    Savings                                                                                                 885,000
    Time                                                                                                 15,859,000
                                                                                              ----------------------
          Total deposits                                                                                 34,978,850
Other liabilities                                                                                           252,805
                                                                                              ----------------------
          Total liabilities                                                                              35,231,655
                                                                                              ----------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      758,458 shares issued and outstanding                                                               3,792,290
    Capital surplus                                                                                       3,754,816
    Accumulated deficit                                                                                    (605,708)
    Accumulated other comprehensive loss                                                                    (63,653)
                                                                                              ----------------------
          Total stockholders' equity                                                                      6,877,745
                                                                                              ----------------------
          Total liabilities and stockholders' equity                                          $          42,109,400
                                                                                              ======================

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                          THREE MONTHS             THREE MONTHS
                                                                              ENDED                   ENDED
                                                                            MARCH 31,               MARCH 31,
                                                                              1999                     1998
                                                                         ----------------         -----------------
Interest income
    Loans                                                                   $      610,220          $       217,628
    Taxable securities                                                              85,415                   36,825
    Federal funds sold                                                              45,157                   60,110
                                                                          ----------------         -----------------
              Total interest income                                                740,792                  314,563
                                                                          ----------------         -----------------

Interest expense on deposits                                                       326,207                   97,929
                                                                          ----------------         -----------------

              Net interest income                                                  414,585                  216,634
Provision for loan losses                                                           46,000                   90,000
                                                                          ----------------         -----------------
              Net interest income after provision for loan losses                  368,585                  126,634
                                                                          ----------------         -----------------

Other operating income                                                              55,534                   38,254
                                                                          ----------------         -----------------
Other expenses
    Salaries and other employee benefits                                           178,074                  127,982
    Occupancy and equipment expenses                                                59,692                   43,121
    Other operating expenses                                                       116,333                   87,578
                                                                          ----------------         -----------------
              Total other expenses                                                 354,099                  258,681
                                                                          ----------------         -----------------

              Net income (loss) before income taxes                                 70,020                  (93,793)

Income tax expense                                                                       -                        -
                                                                          ----------------         -----------------
              Net income (loss)                                                     70,020                  (93,793)
                                                                          ----------------         -----------------
Other comprehensive losses:
    Unrealized losses on securities available-for-sale
       arising during period                                                       (62,077)                       _
                                                                          ----------------         -----------------

    Comprehensive income (loss)                                             $        7,943          $       (93,793)
                                                                          ================         =================
Basic and diluted earnings (losses) per common share                        $         0.09          $         (0.12)
                                                                          ================         ==================
Cash dividends per share of common stock                                    $            -          $             -
                                                                          ================         =================

The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                       (UNAUDITED)

                                                                         1999                     1998
                                                                   ----------------          ----------------
OPERATING ACTIVITIES
    Net income (loss)                                              $         70,020          $        (93,793)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                        31,429                    29,192
        Provision for loan losses                                            46,000                    90,000
        Increase in interest receivable                                     (46,012)                  (52,738)
        Increase in interest payable                                         32,392                    19,275
        Other operating activities                                           63,753                    32,327
                                                                   ----------------          ----------------
              Net cash provided by operating activities                     197,582                    24,263
                                                                   ----------------          ----------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                           (2,004,016)               (1,500,000)
    Proceeds from maturities of securities available-for-sale               443,812                   481,699
    Net (increase) decrease in Federal funds sold                          (260,000)                  730,000
    Net increase in loans                                                (3,585,397)               (4,918,200)
    Purchase of premises and equipment                                      (21,565)                  (83,314)
                                                                   ----------------          ----------------
              Net cash used in investing activities                      (5,427,166)               (5,289,815)
                                                                   ----------------          ----------------
FINANCING ACTIVITIES
    Net increase in deposits                                              5,656,947                 5,146,362
                                                                   ----------------          ----------------
              Net cash provided by financing activities                   5,656,947                 5,146,362
                                                                   ----------------          ----------------
Net increase (decrease) in cash and due from banks                          427,363                  (119,190)

Cash and due from banks, beginning of period                                675,969                 1,568,017
                                                                   ----------------          ----------------
Cash and due from banks, end of period                             $      1,103,332          $      1,448,827
                                                                   ================          ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                   $        293,815          $         78,654

        Income taxes                                               $              _          $              -

NONCASH TRANSACTION
    Unrealized losses on securities available-for-sale             $         62,077          $              -

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

          The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the full year.


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

          There are no other accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

          SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

          Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

          These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; the possible effects of the Year 2000 issues on the Company.

          Management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations have been included in the MD&A. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions.

          The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At March 31, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                      ACTUAL
                                                      -------------------------------------
                                                               FIRST            FIRST
                                                              GEORGIA          GEORGIA
                                                             COMMUNITY        COMMUNITY       REGULATORY
                                                               CORP.             BANK         REQUIREMENT
                                                         ----------------   ---------------   -------------
                     Leverage capital ratios                   17.67%            15.13%               4.00 %
                     Risk-based capital ratios:
                     Core capital                              20.94             17.93                4.00
                     Total capital                             22.20             19.19                8.00

FINANCIAL CONDITION

Following is a summary of the Company's balance sheets for the periods indicated:

                                                    MARCH 31,             DECEMBER 31,
                                                      1999                    1998                      INCREASE (DECREASE)
                                               -----------------      -------------------      -------------------------------------

                                                          (DOLLARS IN THOUSANDS)                       AMOUNT             PERCENT
                                               ------------------------------------------      ----------------        -------------

Cash and due from banks                          $         1,103        $             676        $          427              63.17 %
Federal funds sold                                         3,670                    3,410                   260               7.62
Securities                                                 7,063                    5,565                 1,498              26.92
Loans                                                     27,672                   24,132                 3,540              14.67
Premises and equipment                                     2,232                    2,242                   (10)             (0.45)
Other assets                                                 369                      326                    43              13.19
                                               -----------------      -------------------      ----------------
                                                 $        42,109        $          36,351        $        5,758              15.84
                                               =================      ===================      ================

Deposits                                         $        34,979        $          29,322        $        5,657             19.29 %
Other liabilities                                            252                      159                    93              58.49
Stockholders' equity                                       6,878                    6,870                     8               0.12
                                               -----------------      -------------------      ----------------
                                                 $        42,109        $          36,351        $        5,758              15.84
                                               =================      ===================      ================

As indicated in the above table, the Company's total assets grew at a rate of 15.84%. This continued high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 19.29% was invested in loans and securities. The Company's loan to deposit ratio has decreased slightly from 83.78% at December 31, 1998 to 80.48% at March 31, 1999 indicating continued strong loan demand in the Company's primary market area of Butts County.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Following is a summary of the Company's operations for the periods indicated.

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                 -------------------------------------
                                                                          1999                 1998               INCREASE
                                                                                                                 (DECREASE)
                                                                 -----------------     ---------------      -----------------
                                                                          (DOLLARS IN THOUSANDS)                   AMOUNT
                                                                 -------------------------------------      -----------------
Interest income                                                    $         741       $         315        $           426

Interest expense                                                             326                  98                    228

Net interest income                                                          415                 217                    198

Provision for loan losses                                                     46                  90                    (44)

Other income                                                                  55                  38                     17

Other expense                                                                354                 259                     95

Net income (loss)                                                             70                 (94)                   164

As indicated in the above table, the Company's net interest income has increased by $198,000 during the first quarter of 1999 as compared to the same period in 1998. The Company's net interest margin decreased to 4.60% during the first quarter of 1999 as compared to 5.52% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in net interest margin is due to lower overall yields on average interest-earning assets.

The provision for loan losses decreased by $44,000 during the first quarter of 1999 as compared to the same period in 1998. This amount is due exclusively to loan growth. The decrease was due primarily to a slower rate of loan growth. The Company's reserve for loan losses amounted to 1.70% at March 31, 1999 as compared to 1.77% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 1999 and 1998 is as follows:

                                                                                                          MARCH 31,
                                                                                          ----------------------------------------
                                                                                                 1999                     1998
                                                                                          ----------------------------------------
                                                                                                    (DOLLARS IN THOUSANDS)
                                                                                          ----------------------------------------
      Nonaccrual loans                                                                    $           -          $            -
      Loans contractually past due ninety days or more as to interest
       or principal payments and still accruing                                                       -                       -
      Restructured loans                                                                              -                       -
      Loans, now current about which there are serious doubts as to the
       ability of the borrower to comply with loan repayment terms                                    -                       -
      Interest income that would have been recorded on nonaccrual
       and restructured loans under original terms                                                    -                       -
      Interest income that was recorded on nonaccrual and restructured loans                          -                       -


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

Information regarding certain loans and allowance for loan loss data through March 31, 1999 and 1998 is as follows:

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                -----------------------------------------
                                                                                        1999                     1998
                                                                                -----------------     -------------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                                                -----------------------------------------
Average amount of loans outstanding                                             $          26,010     $             8,801
                                                                                =================     ===================
Balance of allowance for loan losses at beginning of period                     $             434     $                72
                                                                                -----------------     -------------------

Loans charged off
  Commercial and financial                                                      $               -     $                 -
  Real estate mortgage                                                                          -                       -
  Instalment                                                                                    -                       -
                                                                                -----------------     -------------------
                                                                                                -                       -
                                                                                -----------------     -------------------
 Loans recovered
  Commercial and financial                                                                      -                       -
  Real estate mortgage                                                                          -                       -
  Instalment                                                                                    -                       -
                                                                                -----------------     -------------------
                                                                                                -                       -
                                                                                -----------------     -------------------
Net charge-offs                                                                                 -                       -
                                                                                -----------------     -------------------
Additions to allowance charged to operating expense during period                              46                      90
                                                                                -----------------     -------------------
Balance of allowance for loan losses at end of period                           $             480     $               162
                                                                                =================     ===================
Ratio of net loans charged off during the period to
 average loans outstanding                                                                      -%                      -%
                                                                                =================     ===================


Other income was $55,000 for the first quarter of 1999 consisting of $40,000 of service charges on deposit accounts and $15,000 of other miscellaneous fees as compared to a total of $38,000 during the first quarter of 1998 ($25,000 in service charges and $13,000 in other fees).

Other expenses were $354,000 for the first quarter of 1999 as compared to $259,000 for the first quarter of 1998. Increased salaries and employee benefits of $50,000 accounted for the majority of the increase.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

YEAR 2000 DISCLOSURES
---------------------

The Situation: Now that 1999 is well into the second quarter and the millennium draws closer, the Company recognizes the global concern that information systems may be subject to the much discussed "Year 2000 Bug". The Year 2000 ("Y2K") problem is the existence of many programs and systems that will not operate correctly unless they are reprogrammed to accommodate the new century. In fact, many programs were originally written to only accommodate a two digit year field and/or defaulted to the nineteenth century.

No country, government, business, or person is immune from the potential adverse effects of the Y2K problem. The banking industry is especially susceptible to the Y2K problem. If loan or deposit interest accruals are not calculated properly, the impact can be devastating. A system crash could result in a disruption of business which in turn could cause the Company to lose a significant portion of its customer base, either of which could result in material adverse consequences for the Company.

Because of the potential risk posed by the Y2K problem, the Company has taken a proactive role in addressing the impact to the Company and its customer base. The Company formed a Y2K committee, consisting of key management, directors, and staff, to address the impact. The Committee has been charged with the responsibility of assessing the problem, overseeing corrective action, as well as testing Y2K readiness of all equipment, software, and applications.

Readiness: The Company's Y2K committee has addressed each area of risk to the Company's continued operation once the century date change takes place. The Company has broken down the areas according to mission critical and non-mission critical areas. Each area requiring attention are: service bureau (including ATM processing and bank forms), correspondent relationship, check/coupon printers, and internal office equipment. In efforts to ensure Y2K readiness, the Company converted to a new core processing system in February 1999 with The InterCept Group. The Company also engaged the services of an external firm to review and monitor the progress of the Company's readiness plans. Readiness plans are under constant review and scrutiny to ensure each aspect of the Federal Deposit Insurance Corporation and the Federal Financial Institutions Examination Council's Year 2000 guidelines for preparedness are met.

The Company also relies heavily on external vendors for its daily operations, such as electricity, phone service, water, and gas. Each of these vendors is under constant review as the century date change is rapidly approaching. An initial review to assess readiness was completed in early 1998 and continues to be monitored.

Contingency Plans: Due to the critical nature of our core processing systems and our automated platform for new accounts and loan document preparation, the Company has developed contingency plans that will be put into operation should any of these systems not pass Year 2000 readiness testing. Contingency plans have also been developed in the event of disruption of service due to power outage, etc.

Cost: After completing an overall assessment of the Year 2000 impact to the Company, the Company established a Y2K budget. The budget has been reviewed and updated to keep up to date with the current Y2K status. Subsequently, the budget was amended to its current level of $48,777 with provisions made for the core processing conversion and hardware changes to facilitate conversion. Management does not expect the cost of remediation to vary significantly from the present budget.

Other Concerns: The Company has taken a proactive stance to communicate to the customer base the Y2K problem, its impact, and how to stay informed. Customers are receiving mailers in a timely manner to keep them updated on the Company and the Federal Deposit Insurance Corporation's preparedness. The Company will continue to keep its customer base updated.

In relation to credit risk, the Company has performed due diligence analysis on both commercial loan customers and fund providers. The analysis is updated and reviewed to ensure proper risk assessment.

Finally, the Company acknowledges that due to the heightened media attention to the Year 200 issue that customers may withdraw extra amounts of money at the end of 1999. The increased withdrawal could result in a liquidity issue for the Company; therefore, the Company has revised its liquidity policy to address the liquidity needs anticipated in light of the Y2K issue.

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


                              FIRST GEORGIA COMMUNITY CORP.
                                    (Registrant)



DATE: May 14, 1999          BY: /s/ John L. Coleman
      ---------------           ---------------------------------------------
                                John L. Coleman, President and C.E.O.
                                (Principal Executive Officer)


DATE: May 14, 1999           BY: /s/ Elaine S. Kendrick
      ---------------            --------------------------------------------
                                 Elaine S. Kendrick, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)