Form 10QSB
period 1999-06-30
FIRST GEORGIA COMMUNITY CORP
filed 1999-08-13
CIK 1024132

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                    Mark One

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ________ to ________


                        Commission File Number: 333-12293

                          First Georgia Community Corp.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                         58-2261088
-------------------------------                   --------------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)


                 150 Covington Street, Jackson, Georgia 30233
               -------------------------------------------------
                        (Address of principal executive
                                    offices)

                                 (770) 504-1090
               -------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             -----   -----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No
   -----   -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of
August 1, 1999:   758,458; $5 par value.

Transitional Small Business Disclosure Format (Check One)     Yes      No  X
                                                                 -----   -----

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheet - June 30, 1999.....................3

            Consolidated Statements of Operations and Comprehensive
             Loss - Three Months Ended June 30, 1999 and 1998
             and Six Months Ended June 30, 1999 and 1998...................4

            Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 1999 and 1998...........................5

            Notes to Consolidated Financial Statements.....................6

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...........8


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders.....14

         Item 6 - Exhibits and Reports on Form 8-K........................14

         Signatures.......................................................15

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                            $          1,921,855
Federal funds sold                                                            3,690,000
Securities available-for-sale, at fair value                                  7,935,579

Loans                                                                        30,982,631
Less allowance for loan losses                                                  534,742
                                                                   ---------------------
          Loans, net                                                         30,447,889
                                                                   ---------------------

Premises and equipment                                                        2,236,953
Other assets                                                                    413,323
                                                                   ---------------------

          Total assets                                             $         46,645,599
                                                                   =====================

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
    Demand                                                         $          6,395,963
    Interest-bearing demand                                                  12,707,390
    Savings                                                                     914,363
    Time                                                                     19,563,346
                                                                   ---------------------
          Total deposits                                                     39,581,062
Other liabilities                                                               241,661
                                                                   ---------------------
          Total liabilities                                                  39,822,723
                                                                   ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                                  3,792,290
    Capital surplus                                                           3,754,816
    Accumulated deficit                                                        (530,012)
    Accumulated other comprehensive loss                                       (194,218)
                                                                   ---------------------
          Total stockholders' equity                                          6,822,876
                                                                   ---------------------

          Total liabilities and stockholders' equity               $         46,645,599
                                                                   =====================

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                       ------------------------    ------------------------

                                                          1999          1998          1999          1998
                                                       ----------    ----------    ----------    ----------
Interest income
    Loans                                              $  699,241    $  356,932    $1,309,461    $  574,560
    Taxable securities                                    116,819        46,996       202,234        83,821
    Federal funds sold                                     31,980        45,213        77,137       105,323
                                                       ----------    ----------    ----------    ----------
              Total interest income                       848,040       449,141     1,588,832       763,704
                                                       ----------    ----------    ----------    ----------

Interest expense on deposits                              368,674       146,907       694,881       244,836
                                                       ----------    ----------    ----------    ----------

              Net interest income                         479,366       302,234       893,951       518,868
Provision for loan losses                                  55,000       100,000       101,000       190,000
                                                       ----------    ----------    ----------    ----------
              Net interest income after
                provision for loan losses                 424,366       202,234       792,951       328,868
                                                       ----------    ----------    ----------    ----------

Other operating income                                     57,156        49,929       112,690        88,183
                                                       ----------    ----------    ----------    ----------

Other expenses
    Salaries and employee benefits                        180,463       150,051       358,537       278,033
    Occupancy and equipment expenses                       57,682        48,382       117,374        91,503
    Other operating expenses                              167,681       122,852       284,014       210,430
                                                       ----------    ----------    ----------    ----------
              Total other expenses                        405,826       321,285       759,925       579,966
                                                       ----------    ----------    ----------    ----------

              Net income (loss) before income taxes        75,696       (69,122)      145,716      (162,915)

Income tax expense                                            -             -             -             -
                                                       ----------    ----------    ----------    ----------

              Net income (loss)                            75,696       (69,122)      145,716      (162,915)
                                                       ----------    ----------    ----------    ----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period           (130,565)        1,589      (192,642)        1,589
                                                       ----------    ----------    ----------    ----------

              Comprehensive loss                       $  (54,869)   $  (67,533)   $  (46,926)   $ (161,326)
                                                       ==========    ==========    ==========    ==========

Basic and diluted earnings (losses)
  per common share                                     $     0.10    $    (0.09)   $     0.19    $    (0.21)
                                                       ==========    ==========    ==========    ==========

Weighted average shares outstanding                       758,458       758,458       758,458       758,458
                                                       ==========    ==========    ==========    ==========

Cash dividends per common share                        $       -     $       -     $       -     $       -
                                                       ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                               1999               1998
                                                                         ----------------    ---------------
OPERATING ACTIVITIES
    Net income (loss)                                                    $       145,716     $      (162,915)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                             62,298              57,743
        Provision for loan losses                                                101,000             190,000
        Increase in interest receivable                                          (76,837)           (123,964)
        Increase in interest payable                                              40,026              38,021
        Other operating activities                                                31,316              56,477
                                                                         ----------------    ----------------

              Net cash provided by operating activities                          303,519              55,362
                                                                         ----------------    ----------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                (3,000,000)         (2,018,300)
    Proceeds from sales of securities available-for-sale                               -             500,000
    Proceeds from maturities of securities available-for-sale                    436,807             499,935
    Net increase in Federal funds sold                                          (280,000)         (1,350,000)
    Net increase in loans                                                     (6,416,550)        (10,731,990)
    Purchase of premises and equipment                                           (57,049)            (93,768)
                                                                         ----------------    ----------------

              Net cash used in investing activities                           (9,316,792)        (13,194,123)
                                                                         ----------------    ----------------

FINANCING ACTIVITIES
    Net increase in deposits                                                  10,259,159          12,663,636
                                                                         ----------------    ----------------

              Net cash provided by financing activities                       10,259,159          12,663,636
                                                                         ----------------    ----------------

Net increase (decrease) in cash and due from banks                             1,245,886            (475,125)

Cash and due from banks, beginning of period                                     675,969           1,568,017
                                                                         ----------------    ----------------

Cash and due from banks, end of period                                   $     1,921,855     $     1,092,892
                                                                         ================    ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid during period for:
        Interest                                                         $       654,855     $       206,815

        Income taxes                                                     $             -     $             -

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale       $       192,642     $        (1,589)

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

          The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.   CURRENT ACCOUNTING DEVELOPMENTS

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement has been deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. Management has not yet determined what effect the adoption of SFAS No. 133 will have on the Company's earnings or financial position.

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

          Liquidity and Capital Resources

          As of June 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At June 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                           Actual
                                -------------------------------
                                    First            First
                                   Georgia          Georgia
                                  Community        Community       Regulatory
                                    Corp.            Bank          Requirement
                                ---------------  --------------  --------------

Leverage capital ratios               16.26 %        14.14 %          4.00 %
Risk-based capital ratios
   Core capital                       19.62          17.06            4.00
   Total capital                      20.87          18.31            8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                  June 30,          December 31,
                                    1999                1998                  Increase (Decrease)
                                --------------     ----------------     --------------------------------
                                      (Dollars in Thousands)                Amount           Percent
                                -----------------------------------     --------------    --------------
Cash and due from banks         $       1,922      $           676      $       1,246        184.32 %
Federal funds sold                      3,690                3,410                280          8.21
Securities                              7,936                5,565              2,371         42.61
Loans                                  30,448               24,132              6,316         26.17
Premises and equipment                  2,237                2,242                 (5)        (0.22)
Other assets                              413                  326                 87         26.69
                                --------------     ----------------     --------------
                                $      46,646      $        36,351      $      10,295         28.32
                                ==============     ================     ==============

Deposits                        $      39,581      $        29,322      $      10,259         34.99 %
Other liabilities                         242                  159                 83         52.20
Stockholders' equity                    6,823                6,870                (47)        (0.68)
                                --------------     ----------------     --------------
                                $      46,646      $        36,351      $      10,295         28.32
                                ==============     ================     ==============


As indicated in the above table, the Company's total assets grew at a rate of 28.32%. This continued high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 34.99% was invested primarily in loans and securities. The Company's loan to deposit ratio has decreased from 83.78% at December 31, 1998 to 78.28% at June 30, 1999, as the growth in deposits is beginning to outpace the growth in loans. Stockholders' equity has decreased by $47,000 due to net income of $146,000 being offset by decreases in accumulated other comprehensive income of $193,000. Accumulated other comprehensive income has decreased due to increased unrealized losses on securities available-for-sale.

Results of Operations For The Three Months Ended June 30, 1999 and 1998 and for the Six Months Ended June 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.


                                                    Three Months Ended
                                                         June 30,
                                           ------------------------------------
                                                  1999               1998                Increase (Decrease)
                                           -----------------  -----------------  ------------------------------------
                                                 (Dollars in Thousands)                Amount            Percent
                                           ------------------------------------  -----------------   ----------------
Interest income                            $            848   $            449   $            399          88.86 %
Interest expense                                        369                147                222         151.02
Net interest income                                     479                302                177          58.61
Provision for loan losses                                55                100                (45)        (45.00)
Other income                                             57                 50                  7          14.00
Other expense                                           405                321                 84          26.17
Net income (loss)                                        76                (69)               145        (210.14)


                                                     Six Months Ended
                                                         June 30,
                                           ------------------------------------
                                                  1999               1998                Increase (Decrease)
                                           -----------------  -----------------  ------------------------------------
                                                 (Dollars in Thousands)                Amount            Percent
                                           ------------------------------------  -----------------   ----------------
Interest income                            $          1,589     $          764    $           825         107.98 %
Interest expense                                        695                245                450         183.67
Net interest income                                     894                519                375          72.25
Provision for loan losses                               101                190                (89)        (46.84)
Other income                                            113                 88                 25          28.41
Other expense                                           760                580                180          31.03
Net income (loss)                                       146               (163)               309        (189.57)


As indicated in the above tables, the Company's net interest income has increased by $177,000 and $375,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The Company's net interest margin decreased to 4.75% during the first six months of 1999 as compared to 5.52% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in net interest margin is due to lower overall yields on average interest-earning assets.

The provision for loan losses decreased by $45,000 and $89,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. The decrease was due primarily to a slower rate of loan growth.

The Company's allowance for loan losses amounted to 1.73% at June 30, 1999 as compared to 1.77% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at June 30, 1999 and 1998 is as follows:

                                                                                                        June 30,
                                                                                            ---------------------------------
                                                                                                 1999              1998
                                                                                            ---------------   ---------------
                                                                                                 (Dollars in Thousands)
                                                                                            ---------------------------------
Nonaccrual loans                                                                            $            -    $            -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                              -                 -
Restructured loans                                                                                       -                 -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                           -                 -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                           -                 -
Interest income that was recorded on nonaccrual and restructured loans                                   -                 -

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

Information regarding certain loans and allowance for loan loss data through June 30, 1999 is as follows:

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                    1999                 1998
                                                                              -----------------   -----------------
                                                                                     (Dollars in Thousands)
                                                                              -------------------------------------
Average amount of loans outstanding                                           $         27,613    $         11,492
                                                                              =================   =================


Balance of allowance for loan losses at beginning of period                   $            434    $             72
                                                                              -----------------   -----------------

Loans charged off
   Commercial and financial                                                   $              -    $              -
   Real estate mortgage                                                                      -                   -
   Instalment                                                                                -                   -
                                                                              -----------------   -----------------
                                                                                             -                   -
                                                                              -----------------   -----------------

Loans recovered
   Commercial and financial                                                                  -                   -
   Real estate mortgage                                                                      -                   -
   Instalment                                                                                -                   -
                                                                              -----------------   -----------------
                                                                                             -                   -
                                                                              -----------------   -----------------

Net charge-offs                                                                              -                   -
                                                                              -----------------   -----------------

Additions to allowance charged to
   operating expense during period                                                         101                 190
                                                                              -----------------   -----------------

Balance of allowance for loan losses at end of period                         $            535    $            262
                                                                              =================   =================

Ratio of net loans charged off during the period to
   average loans outstanding                                                              -  %                -  %
                                                                              =================   =================


Other income increased by $7,000 and $25,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $84,000 and $180,000 for the second quarter and first six months of 1999 as compared to the same periods in 1998. Increased salaries and employee benefits of $30,000 and $80,000 during the first six months of 1999 and increased other operating expenses of $45,000 and $74,000 during the second quarter of 1999 accounted for the majority of the increases. Increases in the number of full time equivalent employees from 13 to 17 in one year's time and overall salary increases have caused the increases in salary and employee benefits. Overall deposit and asset growth have caused the increases in other operating expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Year 2000 Disclosures
---------------------

The Situation: Now that 1999 is well into the third quarter and the millennium draws closer, the Company recognizes the global concern that information systems may be subject to the much discussed "Year 2000 Bug". The Year 2000 ("Y2K") problem is the existence of many programs and systems that will not operate correctly unless they are reprogrammed to accommodate the new century. In fact, many programs were originally written to only accommodate a two digit year field and/or defaulted to the nineteenth century.

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

In relation to the liquidity policy, the Company acknowledges that due to the heightened media attention to the Year 2000 issue that customers may withdraw extra amounts of money at the end of 1999. The increased withdrawal could result in a liquidity issue for the Company; therefore, the Company has revised its liquidity policy to address the liquidity needs anticipated in light of the Y2K issue.

Finally, the Company has put forth great efforts to complete each of the Regulatory Year 2000 preparedness phases leading up to Customer Awareness. The Company finalized the validation of all systems that were identified as susceptible to Year 2000 problems, as well as meeting Regulatory guidelines for submission of the Company's contingency plan. In addition to the previously mentioned communication efforts by the Company, the Company has also conducted simulation testing with customers. The Company has simulated a "Power Off" scenario during normal business hours to demonstrate the Company's ability to operate efficiently without the aid of computers and/or systems that may be affected by Year 2000 problems. The Company continues to put emphasis on communicating Year 2000 preparedness to its customer base.

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

          (a) The annual meeting of the stockholders of the Company was held on April 22, 1999.

          (b) The following directors were elected at the meeting to serve terms for the upcoming year:

               Rick Ballard                   Joey McClelland
               Charles Carter                 Alex Pollack
               John Coleman                   Bob Ryan
               Dan Fears, Jr.                 Herb Warren
               Bill Jones                     George Weaver
               Harry Lewis

          (c) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

               The shares represented at the meeting (441,183 or 58.17%) voted as follows:

                                    Item (b)         Item (c)
                                     # of              # of
                                    Shares            Shares
                               ----------------  ---------------

For                                    440,982          439,823
Against                                    201              200
Abstained                                    -            1,160
                               ----------------  ---------------

Total                                  441,183          441,183
                               ================  ===============


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               27. Financial Data Schedule. (For SEC use only)

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST GEORGIA COMMUNITY CORP.
                                    (Registrant)



DATE:  August 12, 1999          BY: /s/ John L. Coleman
       ---------------              --------------------------------------------
                                    John L. Coleman. President and C.E.O.
                                         (Principal Executive Officer)


DATE:  August 12, 1999          BY: /s/ Elaine S. Kendrick
       ---------------              --------------------------------------------
                                    Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)