Form 10QSB
period 1999-09-30
FIRST GEORGIA COMMUNITY CORP
filed 1999-11-12
CIK 1024132

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

Mark One

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
            EXCHANGE ACT OF 1934

          For the quarterly period ended    September 30, 1999
                                        --------------------------

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from            to
                                         ----------    ----------

                       Commission File Number: 333-12293

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

                                 (770) 504-1090
                           ---------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of November 1, 1999:      758,458; $5 par value.

Transitional Small Business Disclosure Format (Check One)  Yes     No  X
                                                              -----  -----

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY





--------------------------------------------------------------------------------

                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Consolidated Balance Sheet - September 30, 1999...................3

            Consolidated Statements of Operations and Comprehensive Income
             (Loss) - Three Months Ended September 30, 1999 and 1998
             and Nine Months Ended September 30, 1999 and 1998................4

            Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1999 and 1998.........................5

            Notes to Consolidated Financial Statements........................6

         Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........8


PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders........15

         Item 6 - Exhibits and Reports on Form 8-K...........................15

         Signatures..........................................................16

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                           $  2,234,365
Federal funds sold                                                   2,820,000
Securities available-for-sale, at fair value                         7,881,200

Loans                                                               34,854,650
Less allowance for loan losses                                         597,011
                                                                  -------------
        Loans, net                                                  34,257,639
                                                                  -------------

Premises and equipment                                               2,219,318
Other assets                                                           446,151
                                                                  -------------

        Total assets                                              $ 49,858,673
                                                                  =============


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                        $  5,213,188
    Interest-bearing demand                                         12,450,350
    Savings                                                            923,578
    Time                                                            22,371,899
                                                                  -------------
       Total deposits                                               40,959,015
Other borrowings                                                     1,750,000
Other liabilities                                                      248,032
                                                                  -------------
       Total liabilities                                            42,957,047
                                                                  -------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                         3,792,290
    Capital surplus                                                  3,754,816
    Accumulated deficit                                               (405,118)
    Accumulated other comprehensive loss                              (240,362)
                                                                  -------------
          Total stockholders' equity                                 6,901,626
                                                                  -------------

          Total liabilities and stockholders' equity              $ 49,858,673
                                                                  =============

The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                  -----------------------------       -----------------------------

                                                                      1999             1998               1999             1998
                                                                  -----------       -----------       -----------       -----------

Interest income
    Loans                                                         $   793,913       $   502,151       $ 2,103,374       $ 1,076,711
    Taxable securities                                                113,852            57,752           316,086           141,573
    Federal funds sold                                                 53,478            66,736           130,615           172,059
                                                                  -----------       -----------       -----------       -----------
              Total interest income                                   961,243           626,639         2,550,075         1,390,343
                                                                  -----------       -----------       -----------       -----------

Interest expense
    Deposits                                                          436,171           257,835         1,131,052           502,671
    Other borrowings                                                   15,209                 0            15,209                 0
                                                                  -----------       -----------       -----------       -----------
              Total interest expense                                  451,380           257,835         1,146,261           502,671
                                                                  -----------       -----------       -----------       -----------

              Net interest income                                     509,863           368,804         1,403,814           887,672
Provision for loan losses                                              63,500           120,000           164,500           310,000
                                                                  -----------       -----------       -----------       -----------
              Net interest income after
                provision for loan losses                             446,363           248,804         1,239,314           577,672
                                                                  -----------       -----------       -----------       -----------

Other operating income                                                 73,766            48,407           186,456           136,590
                                                                  -----------       -----------       -----------       -----------

Other expenses
    Salaries and employee benefits                                    188,504           157,447           547,041           435,480
    Occupancy and equipment expenses                                   60,966            46,343           178,340           137,846
    Other operating expenses                                          145,765           189,133           429,779           399,563
                                                                  -----------       -----------       -----------       -----------
              Total other expenses                                    395,235           392,923         1,155,160           972,889
                                                                  -----------       -----------       -----------       -----------

              Net income (loss) before income taxes                   124,894           (95,712)          270,610          (258,627)

Income tax expense                                                          0                 0                 0                 0
                                                                  -----------       -----------       -----------       -----------

              Net income (loss)                                       124,894           (95,712)          270,610          (258,627)
                                                                  -----------       -----------       -----------       -----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period                        (46,144)           22,109          (238,786)           23,698
                                                                  -----------       -----------       -----------       -----------

              Comprehensive income (loss)                         $    78,750       $   (73,603)      $    31,824       $  (234,929)
                                                                  ===========       ===========       ===========       ===========

Basic and diluted earnings (losses)
  per common share                                                $      0.16       $     (0.13)      $      0.36       $     (0.34)
                                                                  ===========       ===========       ===========       ===========

Weighted average shares outstanding                                   758,458           758,458           758,458           758,458
                                                                  ===========       ===========       ===========       ===========

Cash dividends per common share                                   $         0       $         0       $         0       $         0
                                                                  ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                                    1999                   1998
                                                                                ------------           ------------
OPERATING ACTIVITIES
    Net income (loss)                                                           $    270,610           $   (258,627)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation and amortization                                                 93,915                142,565
        Provision for loan losses                                                    164,500                310,000
        Increase in interest receivable                                             (131,786)              (156,753)
        Increase in interest payable                                                  61,944                 46,170
        Other operating activities                                                    37,890                 76,188
                                                                                ------------           ------------

              Net cash provided by operating activities                              497,073                159,543
                                                                                ------------           ------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                    (3,060,000)            (3,518,300)
    Proceeds from sales of securities available-for-sale                                   0                500,000
    Proceeds from maturities of securities available-for-sale                        505,042                499,499
    Net decrease in Federal funds sold                                               590,000              2,450,000
    Net increase in loans                                                        (10,289,800)           (15,483,287)
    Purchase of premises and equipment                                               (71,031)              (106,205)
                                                                                ------------           ------------

              Net cash used in investing activities                              (12,325,789)           (15,658,293)
                                                                                ------------           ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                      11,637,112             14,938,852
    Net proceeds from other borrowings                                             1,750,000                      0
                                                                                ------------           ------------

              Net cash provided by financing activities                           13,387,112             14,938,852
                                                                                ------------           ------------

Net increase (decrease) in cash and due from banks                                 1,558,396               (559,898)

Cash and due from banks, beginning of period                                         675,969              1,568,017
                                                                                ------------           ------------

Cash and due from banks, end of period                                          $  2,234,365           $  1,008,119
                                                                                ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for interest                                        $  1,084,317           $    456,501

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale              $    238,786           $    (23,698)


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

          The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

          Liquidity and Capital Resources

          As of September 30, 1999, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

          At September 30, 1999, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                            Actual
                                   -------------------------
                                     First          First
                                    Georgia        Georgia
                                   Community      Community      Regulatory
                                     Corp.          Bank        Requirement
                                   ---------     -----------  ---------------

 Leverage capital ratios             14.52%        12.67%          4.00%
 Risk-based capital ratios:
    Core capital                     18.10%        15.79%          4.00%
    Total capital                    19.35%        17.04%          8.00%

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                          September 30,       December 31,
                                              1999                1998                      Increase (Decrease)
                                          -------------       ------------           --------------------------------
                                                (Dollars in Thousands)                  Amount               Percent
                                          --------------------------------           --------------------------------
Cash and due from banks                     $  2,234             $    676             $  1,558                230.47%
Federal funds sold                             2,820                3,410                 (590)               (17.30)
Securities                                     7,881                5,565                2,316                 41.62
Loans                                         34,258               24,132               10,126                 41.96
Premises and equipment                         2,219                2,242                  (23)                (1.03)
Other assets                                     447                  326                  121                 37.12
                                            --------             --------             --------
                                            $ 49,859             $ 36,351             $ 13,508                 37.16
                                            ========             ========             ========

Deposits                                    $ 40,959             $ 29,322             $ 11,637                 39.69%
Other borrowings                               1,750                   --                1,750                    --
Other liabilities                                248                  159                   89                 55.97
Stockholders' equity                           6,902                6,870                   32                  0.47
                                            --------             --------             --------
                                            $ 49,859             $ 36,351             $ 13,508                 37.16
                                            ========             ========             ========

As indicated in the above table, the Company's total assets grew at a rate of 37.16%. This continued high rate of growth is not uncommon for a de novo bank. Significant deposit growth of 39.69% was invested in loans and securities. The Company's loan to deposit ratio has increased from 83.78% at December 31, 1998 to 85.10% at September 30, 1999. The Company has also received Federal Home Loan Bank advances of $1,750,000 to assist in the funding of loan growth. Stockholders' equity has increased by $32,000 due to net income of $271,000 being offset by decreases in accumulated other comprehensive income of $239,000. Accumulated other comprehensive income has decreased due to increased unrealized losses on securities available-for-sale.

Results of Operations For The Three Months Ended September 30, 1999 and 1998 and for the Nine Months Ended September 30, 1999 and 1998

Following is a summary of the Company's operations for the periods indicated.

                                               Three Months Ended
                                                  September 30,
                                             ------------------------
                                               1999            1998                      Increase (Decrease)
                                             ----------     ---------              ---------------------------------
                                              (Dollars in Thousands)                 Amount                Percent
                                             ------------------------              -----------           -----------
Interest income                             $  961         $  627                   $  334                  53.27%
Interest expense                               451            258                      193                  74.81
Net interest income                            510            369                      141                  38.21
Provision for loan losses                       64            120                      (56)                (46.67)
Other income                                    74             48                       26                  54.17
Other expense                                  395            393                        2                   0.51
Net income (loss)                              125            (96)                     221                 230.21


                                                Nine Months Ended
                                                  September 30,
                                          -------------------------------
                                             1999                1998                      Increase (Decrease)
                                          ------------        -----------         -----------------------------------
                                              (Dollars in Thousands)                 Amount                 Percent
                                          -------------------------------         --------------       --------------
Interest income                            $ 2,550             $ 1,390              $ 1,160                  83.45%
Interest expense                             1,146                 503                  643                 127.83
Net interest income                          1,404                 887                  517                  58.29
Provision for loan losses                      165                 310                 (145)                (46.77)
Other income                                   186                 137                   49                  35.77
Other expense                                1,155                 973                  182                  18.71
Net income (loss)                              271                (259)                 530                 204.63

As indicated in the above tables, the Company's net interest income has increased by $141,000 and $517,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The Company's net interest margin decreased to 4.66% during the first nine months of 1999 as compared to 5.52% for the previous year. The increase in net interest income is due primarily to the increased volume of average interest-earning assets. The decrease in net interest margin is due to lower overall yields on average interest-earning assets.

The provision for loan losses decreased by $56,000 and $145,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. The decrease was due primarily to a slower rate of loan growth.

The Company's allowance for loan losses amounted to 1.71% of total loans at September 30, 1999 as compared to 1.77% at December 31, 1998. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at September 30, 1999 and 1998 is as follows:


                                                                                                 September 30,
                                                                                           ------------------------
                                                                                               1999        1998
                                                                                           -----------  -----------
                                                                                            (Dollars in Thousands)
                                                                                           ------------------------
Nonaccrual loans                                                                            $       -    $       -
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         5            -
Restructured loans                                                                                  -            -
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      -            -
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      -            -
Interest income that was recorded on nonaccrual and restructured loans                              -            -

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

Information regarding certain loans and allowance for loan loss data through September 30, 1999 and 1998 is as follows:


                                                                          Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                     1999                  1998
                                                                   --------              --------
                                                                       (Dollars in Thousands)
                                                                   ------------------------------
Average amount of loans outstanding                                $29,451                $13,995
                                                                   =======                =======

Balance of allowance for loan losses at beginning of period        $   434                $    72
                                                                   -------                -------

Loans charged off
   Commercial and financial                                        $    --                $    --
   Real estate mortgage                                                 --                      2
   Instalment                                                            3                      5
                                                                   -------                -------
                                                                         3                      7
                                                                   -------                -------

Loans recovered
   Commercial and financial                                             --                     --
   Real estate mortgage                                                 --                     --
   Instalment                                                            1                     --
                                                                   -------                -------
                                                                         1                     --
                                                                   -------                -------

Net charge-offs                                                          2                      7
                                                                   -------                -------

Additions to allowance charged to
   operating expense during period                                     165                    310
                                                                   -------                -------

Balance of allowance for loan losses at end of period              $   597                $   375
                                                                   =======                =======

Ratio of net loans charged off during the period to
   average loans outstanding                                           .01%                   .05%
                                                                   =======                =======

Other income increased by $26,000 and $49,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $2,000 and $182,000 for the third quarter and first nine months of 1999, respectively, as compared to the same periods in 1998. Increased salaries and employee benefits of $31,000 and $112,000 during the third quarter and first nine months of 1999, respectively, have accounted for the majority of the increases. The small net increase in other operating expenses for the third quarter of 1999 is due to the write-off of $59,000 of organization costs in 1998. Overall deposit and asset growth have contributed to the remaining increases in other operating expenses.

The Company has recorded no provision for income taxes due to cumulative net operating losses.

Year 2000 Disclosures
---------------------

The Situation: Now that 1999 is well into the fourth quarter and the millennium draws closer, the Company recognizes the global concern that information systems may be subject to the much discussed "Year 2000 Bug". The Year 2000 ("Y2K") problem is the existence of many programs and systems that will not operate correctly unless they are reprogrammed to accommodate the new century. In fact, many programs were originally written to only accommodate a two digit year field and/or defaulted to the nineteenth century.

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

Other Concerns: The Company has taken a proactive stance to communicate to the customer base the Y2K problem, its impact, and how to stay informed. Customers are receiving mailers in a timely manner to keep them updated on the Company and the Federal Deposit Insurance Corporation's preparedness. The Company will continue to keep its customer base updated. The Company is coordinating a public awareness initiative with other banks in the community to inform the public of its readiness.

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

Finally, the Company has put forth great efforts to complete each of the Regulatory Year 2000 preparedness phases leading up to Customer Awareness. The Company finalized the validation of all systems that were identified as susceptible to Year 2000 problems, as well as meeting Regulatory guidelines for submission of the Company's contingency plan. In addition to the previously mentioned communication efforts by the Company, the Company has also conducted simulation testing with customers. The Company has simulated two "Power Off" scenarios during normal business hours to demonstrate the Company's ability to operate efficiently without the aid of computers and/or systems that may be affected by Year 2000 problems. The Company continues to put emphasis on communicating Year 2000 preparedness to its customer base.

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

           (a)  Exhibits.

                27.  Financial Data Schedule.  (For SEC use only.)

           (b)  Reports on Form 8-K.

                None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             FIRST GEORGIA COMMUNITY CORP.
                                  (Registrant)



DATE:  November 12, 1999     BY:  /s/ John L. Coleman
       -----------------          ----------------------------------------------
                                  John L. Coleman. President and C.E.O.
                                     (Principal Executive Officer)


DATE:  November 12, 1999     BY:  /s/ Elaine S. Kendrick
       -----------------          ----------------------------------------------
                                     Elaine S. Kendrick, Secretary and Treasurer
                                  (Principal Financial and Accounting Officer)