Form 10KSB
period 1999-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2000-03-30
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year                                  Commission file number
ended December 31, 1999                                  333-13583

                         FIRST GEORGIA COMMUNITY CORP.
                 (Name of small business issuer in its charter)

       Georgia                                                 58-2261088
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)
150 Covington Street
Jackson, Georgia                                                   30233
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its fiscal year ended December 31, 1999 were $3,893,541.

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 15, 2000 was $19,151,064.50 based on recent private sales known to the Registrant at a price of $25.25 per share. There is no established trading market for the Registrant's stock.

The number of shares outstanding of Registrant's class of common stock at March 15, 2000 was 758,458 shares of common stock.

Documents Incorporated by Reference: Certain pages of the 1999 Annual Report to Shareholders and the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2000 are incorporated herein by reference in Parts II, III, and IV of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):
Yes     No X
                                  Page 1 of 69
                            Exhibit Index on Page 17

                                TABLE OF CONTENTS

                                    PART I                              Page


ITEM 1.           DESCRIPTION OF BUSINESS .........................       3

ITEM 2.           DESCRIPTION OF PROPERTIES........................      13

ITEM 3.           LEGAL PROCEEDINGS................................      14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.................................      14


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS......................      14

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION ............................      14

ITEM 7.           FINANCIAL STATEMENTS ............................      15

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE ............................      15


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS .............................      15

ITEM 10.          EXECUTIVE COMPENSATION ..........................      15

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT ................      15

ITEM 12.          CERTAIN RELATIONSHIPS AND
                  RELATED TRANSACTIONS ............................      16

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K ................      16

SIGNATURES ........................................................      18

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

The Bank, as a state chartered bank, is permitted to branch only to the extent that banks are permitted to branch under Georgia law. In January 1996, the Georgia legislature passed a bill designed to eliminate Georgia's intra-county branching restrictions. Beginning July 1, 1998, Georgia banks are permitted to establish new branches in any county in the state with prior approval of the appropriate regulatory authorities.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991, enacted in December 1991 ("FDICIA"), specifies, among other things, the following five capital standard categories for depository institutions: (i) well capitalized,
(ii) adequately capitalized, (iii) undercapitalized, (iv) significantly under-capitalized and (v) critically undercapitalized. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. Each of the federal banking agencies has issued final uniform regulations that became effective December 19, 1992, which, among other things, define the capital levels described above. Under the final regulations, a bank is considered "well capitalized" if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater,
(iii) has a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank is defined as one that has (i) a total risk- based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater, and an "undercapitalized" bank is defined as one that has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, and (iii) a leverage ratio of less than 4%. A bank is considered "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier 1 risk-based capital ratio of less than 3%, and (iii) a leverage ratio of less than 3%, and "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than
2%. The applicable federal regulatory agency for a bank that is "well capitalized" may reclassify it as an "adequately capitalized" or "undercapitalized" institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency.

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

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system whereby banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only Savings Association Insurance Fund
("SAIF") insured institutions were obligated to contribute to the FICO bond service. The BIF deposit insurance premium for the Bank is presently 5.2 cents per $100 of BIF insured deposits.

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

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), subject to certain restrictions, allows adequately capitalized and managed bank holding companies to acquire existing banks across state lines, regardless of state statutes that would prohibit acquisitions by out-of-state institutions. Further, effective June 1, 1997, a bank holding company may consolidate interstate bank subsidiaries into branches and a bank may merge with an unaffiliated bank across state lines to the extent that the applicable states have not "opted out" of interstate branching prior to such effective date. Some states may elect to permit interstate mergers prior to June 1, 1997. The Interstate Banking Act generally prohibits an interstate acquisition (other than the initial entry into a state by a bank holding company) that would result in either the control of more than (i) 10% of the total amount of insured deposits in the United States, or (ii) 30% of the total insured deposits in the home state of the target bank, unless such 30% limitation is waived by the home state on a basis which does not discriminate against out-of- state institutions. As a result of this legislation, the Company may become a candidate for acquisition by, or may itself seek to acquire, banking organizations located in other states.

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

Financial Services Modernization Act. Congress enacted the Gramm- Leach-Bliley Financial Services Modernization Act in November, 1999. The Act repeals the prohibition against affiliations between depository institutions and firms principally engaged in the issue, floatation, underwriting, public sale, or distribution of securities, and it permits the creation of financial holding companies, including by bank holding companies. Under the Act, financial holding companies are authorized to engage in activities deemed to be "financial" in nature or "incidental" to such activities, as well as "complementary" activities or services which do not present substantial risks. Prior law limited banks and bank holding companies to activities determined to be "closely related to banking."

The Act applies to the activities of both state and national banks and their affiliates. The Federal Reserve Board ("FRB") will act as the "umbrella regulator" for financial holding companies and state member banks and their activities; however, the FRB will be required to coordinate its activities with the OCC in the case of national banks and the FDIC in the case of state non-member banks.

Bank holding companies satisfying the criteria specified by the Act may become certified as financial holding companies by filing with the FRB. Bank holding companies and their affiliate banks may not participate in such financial affiliations unless the insured depository institutions are well capitalized and well managed and have satisfactory CRA ratings.

The Act lists various activities that are "financial" in nature and in which financial holding companies may engage, without approval, upon thirty days' notice to the FRB. The listed activities include, among others: (i) underwriting, dealing in or making a market in securities; (ii) insurance underwriting and agency activities; (iii) providing financial, investment and economic advisory services; (iv) insurance company portfolio investment activities; and (v) merchant banking.

The Act further provides that a national bank may control a "financial subsidiary" or hold an interest in a "financial subsidiary" if the subsidiary engages only in activities that are "financial" in nature or incidental to a "financial" activity and in activities that are permitted for national banks to engage in directly, and the subsidiary does not engage in insurance underwriting, real estate development, or merchant banking. A "financial subsidiary" is any company that is controlled by one or more insured depository institutions other than a subsidiary that engages solely in activities permitted for national banks or a subsidiary that a national bank is specifically authorized to control by the express terms of a separate Federal statute.

A national bank may engage in these "financial" activities if: (i) the bank and each depository institution affiliate are well capitalized and well managed;
(ii) aggregate total consolidated assets of all subsidiaries does not exceed the lesser of 45% of consolidated total assets of the parent bank or $50 billion;
(iii) received OCC approval to engage in the activities; and (iv) satisfies CRA rating requirements.

As for state banks, FDIC regulations continue to provide that state banks have, at a minimum, the same powers as national banks. Subject to the authority, consistent with the Act, of the FRB and the FDIC (as applicable) to regulate various activities of state banks, the Act preserves the authority of states to expand the powers of state banks beyond those permitted for national banks. State law inconsistent with the Act is preempted, but state regulatory authorities retain jurisdiction.

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

Employees

As of March 1, 2000, the Bank had 18 full-time employees and 6 part-time employee. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.


ITEM 2.           DESCRIPTION OF PROPERTIES

The Company acquired a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia, in January, 1997 for $395,000, as the site for the main office of the Bank and the Company. On said tract of land, the Company constructed a two-story main office with approximately 9,085 square feet of finished space. The Bank occupies said building, opening for banking business on September 8, 1997. The main office has five inside teller stations and four outside drive-up teller stations. The first floor also has four customer service stations, eight enclosed office spaces (seven of which are presently occupied), a safe deposit vault, a coupon room, a children's play room, and three customer waiting areas. The second floor of the building is unoccupied and is used for storage space and future expansion. In the opinion of management of the Company, the office building and personal property of the Company and the Bank are adequately covered by insurance.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the Company's fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.           MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

As of December 31, 1999, there were approximately 977 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company has 758,458 shares of its common stock outstanding as of December 31, 1999. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information relating to Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 35 through 55 of the Company's 1999 Annual Report to Shareholders, and is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 7.           FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors' report thereon, dated February 8, 2000, appearing on pages 3 through 33 of Company's 1999 Annual Report to

Shareholders, are incorporated by reference in this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no disagreements with accountants on accounting and financial disclosure.


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning directors and executive officers is presented under Identification of Directors and Executive Officers on pages 3 through 7, and under Non-Director Executive Officers of the Bank on pages 7 and 8, of the Proxy Statement for Annual Meeting of Shareholders, to be held May 18, 2000, which information is incorporated by reference in this Form 10-KSB Annual Report. In addition, the information concerning compliance with Section 16(a) of the Exchange Act shown under Filings under Section 16(a) on page 18 of said Proxy Statement is incorporated by reference in this Form 10-KSB Annual Report. The information in said Proxy Statement discloses certain reporting person delinquencies.


ITEM 10.          EXECUTIVE COMPENSATION

Executive Compensation is shown under Compensation of Directors and Executive Officers on pages 8 through 14 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 18, 2000, which is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

Stock Ownership of Certain Beneficial Owners which appears on pages 17 and 18 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 18, 2000, is incorporated by reference in this Form 10-KSB Annual Report.

Security Ownership of Directors, Nominees, Executive Officers, and Directors and Executive Officers as a group, which appears on pages 15 through 17 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 18, 2000, is incorporated by reference in this Form 10-KSB Annual Report.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management which appears on page 15 of the Proxy Statement for Annual Meeting of Shareholders, to be held May 18,

2000, is incorporated by reference in this Form 10-KSB Annual
Report.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

         The consolidated financial statements of the Company, notes thereto and independent auditors' report thereon, incorporated herein by reference from pages 3 through 33 of the Company's 1999 Annual Report to Shareholders, have been filed as Item 7 in Part II of this report and are attached hereto as Exhibit 13.1.

         The Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company, incorporated by reference from pages 35 through 55 of the Company's 1999 Annual Report to Shareholders, have been filed as Item 6 of Part II of this report and are attached hereto as Exhibit 13.2.

         2.       Exhibits

         Exhibit Numbers

                                                                   Sequential
                                                                  Page Number

         3.1*         Articles of Incorporation                       --
         3.2*         Bylaws                                          --
         10.1*+       Employment Contract between John L.
                      Coleman and the Company                         --
         10.2*        Stock Option Agreement between the
                      Company and John L. Coleman                     --
         13.1         Consolidated Financial Statements of
                      the Company                                     20
         13.2         Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                      50
         21.1         Subsidiaries of the Company.  The
                      sole subsidiary of the Company is
                      First Georgia Community Bank,
                      Jackson, Georgia, which is
                      wholly-owned by the Company.                    --
         27.1         Financial Data Schedule                         69

------------------------
                  *Items 3.1 through 10.2, as listed above, were previously filed by the Company as Exhibits (with the same respective Exhibit Numbers as indicated herein) to the Company's Registration Statement (Registration No. 333- 13583) and such documents are incorporated herein by reference.

                  +Item 10.1 is an employment-compensatory agreement.


(b)      Reports on Form 8-K

         No Reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2000.


FIRST GEORGIA COMMUNITY CORP.



By:      s/John L. Coleman
         John L. Coleman
         President and C.E.O.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

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


_________________________           Director
Joey McClelland

                       [SIGNATURES CONTINUED ON NEXT PAGE]

_________________________           Director
Dr. Alexander Pollack


s/ Robert Ryan                      Director
Robert Ryan


s/James H. Warren                   Director
James H. Warren


_________________________           Director
George L. Weaver



Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers:

         Not Applicable.

                                                              EXHIBIT 13.1

                     FIRST GEORGIA COMMUNITY CORP.
                            AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL REPORT

                           DECEMBER 31, 1999

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                          CONSOLIDATED FINANCIAL REPORT
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS


                                                                      Page

INDEPENDENT AUDITOR'S REPORT.......................................     1

FINANCIAL STATEMENTS

     Consolidated balance sheets...................................     2
     Consolidated statements of operations.........................     3
     Consolidated statements of comprehensive income (loss)........     4
     Consolidated statements of stockholders' equity ..............     5
     Consolidated statements of cash flows.........................     6 and 7
     Notes to consolidated financial statements....................     8-28

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
First Georgia Community Corp. and Subsidiary
Jackson, Georgia


We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC






Atlanta, Georgia
February 8, 2000

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                   Assets                    1999                    1998
                                      ----------------        ------------------

Cash and due from banks               $ 2,738,965             $   675,969
Federal funds sold                      2,390,000               3,410,000
Securities available-for-sale           7,795,960               5,565,028
Loans held for sale                        83,889                 251,605

Loans                                  40,345,577              24,314,616
Less allowance for loan losses            619,812                 433,882
                                      ----------------        ------------------
          Loans, net                   39,725,    765              23,880,734

Premises and equipment                  2,196,384               2,242,202
Other assets                            2,402,880                 325,287
                                      ----------------        ------------------

          Total assets                $57,333,843             $36,350,825
                                      ================        ==================

          Liabilities and Stockholders' Equity

Deposits
    Noninterest-bearing demand        $ 5,820,590             $ 4,496,294
    Interest-bearing demand            15,054,259              11,434,152
    Savings                               883,713                 901,040
    Time, $100,000 and over             7,261,464               4,321,355
    Other time                         19,165,995               8,169,062
                                      ----------------        ------------------
           Total deposits              48,186,021              29,321,903
    Other borrowings                    1,764,714                  22,241
    Other liabilities                     286,373                 136,879
                                      ----------------        ------------------
          Total liabilities            50,237,10               29,481,023
                                      ----------------        ------------------

Commitments and contingent
 liabilities

Stockholders' equity
    Common stock, par value
      $5; 10,000,000
      shares authorized; 758,458
      issued and outstanding           3,792,290               3,792,290
    Capital surplus                    3,754,816               3,754,816
    Accumulated deficit                 -236,911                -675,728
    Accumulated other
      comprehensive loss                -213,460                  -1,576
                                     -----------------     ---------------------

   Total stockholders' equity          7,096,735               6,869,802
                                     -----------------     ---------------------

   Total liabilities and
      stockholders' equity           $57,333,843           $  36,350,825
                                     =================     =====================

See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                           1999                       1998
                                   --------------------    --------------------
Interest income
    Loans                          $         3,014,506     $         1,641,616
    Taxable securities                         435,748                 219,451
    Federal funds sold                         163,352                 210,458
                                  --------------------    --------------------
          Total interest income              3,613,606               2,071,525
                                  --------------------    --------------------

Interest expense
    Deposits                                 1,625,486                 779,294
    Federal funds purchased                     43,764                       0
    Other borrowings                                 0                   1,256
                                  --------------------    --------------------
          Total interest expense             1,669,250                 780,550
                                  --------------------    --------------------

          Net interest income                1,944,356               1,290,975
Provision for loan losses                      196,500                 385,000
                                  --------------------    --------------------
Net interest income after
provision for loan losses                    1,747,856                 905,975
                                  --------------------    --------------------
Other income
    Service charges on deposit
    accounts                                   172,359                 121,660
    Other operating income                     107,576                  71,210
                                  --------------------    --------------------
          Total other income                   279,935                 192,870
                                  --------------------    --------------------

Other expenses
    Salaries and employee
      benefits                                 742,812                 633,339
    Equipment and occupancy
      expenses                                 237,226                 189,300
    Other operating expenses                   608,936                 453,619
                                  --------------------    --------------------
          Total other expenses               1,588,974               1,276,258
                                  --------------------    --------------------
Income (loss) before income
taxes and cumulative
effect of a change in accounting
principle                                      438,817                -177,413

Income tax expense                                   0                       0
                                  --------------------    --------------------

Income (loss) before cumulative
effect of a change in accounting
principle                                      438,817                -177,413

Cumulative effect of a change
in accounting principle                              0                 -65,329
                                  --------------------    --------------------

      Net income (loss)            $           438,817     $          -242,742
                                  ====================    ====================

Basic and diluted earnings
(losses) per common share
before cumulative effect of a
change in accounting principle     $              0.58     $             -0.23


Cumulative effect of a change in
 accounting principle                             0.00                   -0.09
                                  --------------------    --------------------

Basic and diluted earnings
 (losses) per common share        $              0.58     $             -0.32
                                 ====================    ====================

See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                         1999                     1998
                                                                                   ------------------     ------------------

Net income (loss)                                                                  $         438,817      $        -242,742

        Unrealized holding losses on securities
            available-for-sale arising during period  net of tax
            benefit of $109,964 and $--,  respectively                                      -211,884                 -1,117
                                                                                   ------------------     ------------------

Comprehensive income (loss)                                                        $         226,933      $        -243,859
                                                                                   ==================     ==================


See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                                   Accumulated
                                                                                                     Other               Total
                                             Common Stock          Capital       Accumulated       Comprehensive       Stockholders'
                              Shares           Par Value           Surplus        Deficit              Loss               Equity
                              ----------    ---------------     --------------- ----------------   ---------------   ---------------

Balance, December 31, 1997      758,458     $    3,792,290      $    3,754,816  $     -432,986     $         -459     $    7,113,661
    Net loss                          0                  0                   0        -242,742                  0           -242,742
    Other comprehensive loss          0                  0                   0               0             -1,117             -1,117
                              ----------    ---------------     --------------- ----------------    ---------------  ---------------
Balance, December 31, 1998      758,458          3,792,290           3,754,816        -675,728             -1,576          6,869,802
    Net income                        0                  0                   0         438,817                  0            438,817
    Other comprehensive loss          0                  0                   0               0           -211,884           -211,884
                              ----------    ---------------     --------------- ----------------    ---------------  ---------------
Balance, December 31, 1999      758,458     $    3,792,290      $    3,754,816  $   -236,911       $     -213,460    $    7,096,735
                              ==========    ===============     =============== ================    ===============  ===============

                                       26
See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                  1999                          1998
                                                                         ------------------------    -----------------------
OPERATING ACTIVITIES
    Net income (loss)                                                    $               438,817     $             -242,742
           Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation                                                                     125,415                    105,662
        Write-off of organization costs                                                        0                     65,329
        Net (increase) decrease in loans held for sale                                   167,716                   -251,605
        Provision for loan losses                                                        196,500                    385,000
        Deferred income taxes                                                           -144,417                          0
        Deferred compensation                                                             11,210                          0
        Increase in interest receivable                                                 -113,447                   -205,148
        Increase in interest payable                                                     100,253                     63,339
        Other operating activities                                                        28,066                     13,359
                                                                         ------------------------    -----------------------

              Net cash provided by (used in) operating activities                        810,113                    -66,806
                                                                         ------------------------    -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                        -3,060,200                 -5,538,533
    Proceeds from sale of securities available-for-sale                                        0                    500,000
    Proceeds from maturities of securities
        available-for-sale                                                               507,420                  1,501,879
    Net decrease in Federal funds sold                                                 1,020,000                    910,000
    Net increase in loans                                                            -16,041,531                -18,220,712
    Purchases of premises and equipment                                                  -79,597                   -127,533
    Purchase of life insurance policies                                               -1,699,800                          0
                                                                         ------------------------    -----------------------

            Net cash used in investing activities                                    -19,353,708                -20,974,899
                                                                         ------------------------    -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                          18,864,118                 20,156,813
    Repayment of other borrowings                                                         -7,527                     -7,156
    Proceeds from other borrowings                                                     1,750,000                          0
                                                                         ------------------------    -----------------------

            Net cash provided by financing activities                                 20,606,591                 20,149,657
                                                                         ------------------------    -----------------------

Net increase (decrease) in cash and due from banks                                     2,062,996                   -892,048

Cash and due from banks at beginning  of year                                            675,969                  1,568,017
                                                                         ------------------------    -----------------------

Cash and due from banks at end of year                                   $             2,738,965     $              675,969

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                                                          1999                       1998
                                                                                   --------------------    -------------------

SUPPLEMENTAL DISCLOSURES Cash paid for:
        Interest                                                                   $         1,568,997     $          717,211

        Income taxes                                                               $           145,000     $                0

NONCASH TRANSACTIONS
    Unrealized losses on securities available-for-sale                             $           321,848     $            1,117


See Notes to Consolidated Financial Statements.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Due From Banks

                     Cash on hand, cash items in process of collection, and amounts due from banks are included in cash and due from banks.

                     The Company maintains amounts due from banks which, at times, may exceed Federally insured limits. The Company has not experienced any losses in such accounts.

Securities

                     Securities are classified based on management's intention on the date of purchase. Securities which management has the intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. All other debt securities are classified as available-for-sale and recorded at fair value with net unrealized gains and losses included in other comprehensive income, net of tax. Equity securities without a readily determinable fair value are classified as available-for-sale and recorded at cost.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

                     Interest and dividends on securities, including amortization of premiums and accretion of discounts, are included in interest income. Realized gains and losses from the sale of securities are determined using the specific identification method.

Loans Held for Sale

                     Loans held for sale consist of mortgage loans and are reported at the lower of aggregate cost or fair value. These loans are sold to investors who purchase the loans with "locked in" interest rates agreed to by the investors and the Company prior to funding, thereby reducing the Company's exposure to interest rate risk.

Loans

                     Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income on loans is accrued based on the principal balance outstanding.

                     Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans.

                     The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                          FIRST GEORGIA COMMUNITY CORP.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

                     The allowance for loan losses is maintained at a level that management believes to be adequate to absorb potential losses in the loan portfolio. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed. Subsequent recoveries are credited to the allowance. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loan loss experience, current economic conditions, volume, growth, composition of the loan portfolio, and other risks inherent in the portfolio. This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans. In addition, regulatory agencies, as an integral part of their examination process, will periodically review the Company's allowance for loan losses, and may require the Company to record additions to the allowance based on their judgment about information available to them at the time of their examinations.

                     A loan is impaired when it is probable the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Individually identified impaired loans are measured based on the present value of payments expected to be received, using the contractual loan rate as the discount rate. Alternatively, measurement may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Premises and Equipment

                     Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                     Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

                     The Company and the Bank file a consolidated income tax return. Each entity provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Earnings (Losses) Per Common Share

                     Basic earnings (losses) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income
                     (loss) by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

Cumulative Effect of a Change in Accounting Principle

                     In April of 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start Up Activities". SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. SOP 98-5 became effective for financial statements for fiscal years beginning after December 15, 1998. Early adoption was encouraged for fiscal years in which financial statements had not been issued. During 1998, the Company wrote off $65,329 of unamortized organization costs upon adoption of SOP 98-5. Prior to the adoption of SOP 98-5, the Company was amortizing these costs over a five year period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

                     Statement of Financial Accounting Standards ("SFAS") No. 130, ("Reporting Comprehensive Income") describes comprehensive income as the total of all components of comprehensive income including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Currently, the Company's other comprehensive income consists of unrealized gains and losses on available-for-sale securities.

Recent Accounting Developments

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





NOTE 2.SECURITIES

                  The amortized cost and fair value of securities are summarized as follows:

                                                                              Gross           Gross
                                                            Amortized       Unrealized      Unrealized         Fair
                                                              Cost             Gains           Losses          Value
                                                           --------------   -------------   -------------   --------------
Securities Available-for-Sale December 31, 1999:
                   U. S. Government and agency             $                                $               $
                   securities                                8,010,184      $    -            (323,424)       7,686,760
                   Equity securities                           109,200           -               -               109,200
                                                           --------------   -------------   -------------   --------------
                                                           $ 8,119,384      $    -            (323,424)       7,795,960
                                                           ==============   =============   =============   ==============

                                                                                Gross           Gross
                                                              Amortized       Unrealized      Unrealized         Fair
                                                              Cost             Gains           Losses            Value
                                                              --------------   -------------   -------------   --------------
Securities Available-for-Sale December 31, 1998:
                   U. S. Government and agency securities  $ 5,517,604      $ 3,840         $   (5,416)       $ 5,516,028
                   Equity securities                            49,000            -                  -             49,000
                                                           --------------   -------------   -------------   --------------
                                                           $ 5,566,604      $ 3,840         $   (5,416)       $ 5,565,028
                                                           ==============   =============   =============   ==============

The amortized cost and fair value of securities as of December
31, 1999 by contractual maturity are shown below.

                                                                                             Securities Available-for-Sale
                                                                                            ---------------------------------
                                                                                              Amortized            Fair
                                                                                            Cost                  Value
                                                                                            ---------------   ---------------

                       Due from one year to five years                                      $ 6,510,184       $ 6,276,915
                       Due from five years to ten years                                       1,500,000         1,409,845
                       Equity securities                                                      109,200           109,200
                                                                                            ---------------   ---------------
                                                                                            $ 8,119,384       $    7,795,960
                                                                                            ===============   ===============

                  Securities with a carrying value of $3,581,000 and $3,061,000 at December 31, 1999 and 1998 were pledged to secure public deposits and for other purposes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 3.LOANS AND ALLOWANCE FOR LOAN LOSSES

                  The composition of loans is summarized as follows:

                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                          1999                 1998
                                                                                        ----------------   ----------------

                      Commercial, financial, and agricultural                           $  3,866,000         $ 2,878,000
                      Real estate - construction                                          16,555,000           4,659,000
                      Real estate - mortgage                                              17,285,000          14,936,000
                      Consumer instalment and other                                        2,714,184           1,858,913
                                                                                        ----------------     ----------------
                                                                                          40,420,184          24,331,913
                      Deferred loan fees                                                     (74,607)            (17,297)
                      Allowance for loan losses                                             (619,812)           (433,882)
                                                                                        ----------------    -----------------
                      Loans, net                                                        $ 39,725,765        $ 23,880,734
                                                                                        ================    =================

                  Changes in the allowance for loan losses are as follows:

                                                                                                Years Ended December 31,
                                                                                            ----------------------------------
                                                                                               1999              1998
                                                                                            ---------------   ----------------

                       Balance, beginning of year                                           $ 433,882          $ 72,000
                          Provision for loan losses                                           196,500           385,000
                          Loans charged off                                                   (12,639)          (23,118)
                          Recoveries of loans previously charged off                            2,069                 -
                                                                                            ---------------    ----------------
                       Balance, end of year                                                 $ 619,812          $      433,882
                                                                                            ================   ===============

                  Management has identified no material amounts of impaired loans as defined by SFAS No. 114, ("Accounting by Creditors for Impairment of a Loan") as of December 31, 1999 and 1998.

                  The Company has granted loans to certain directors, executive officers, and their related entities. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan involved. Changes in related party loans for the year ended December 31, 1999 are as follows:

                      Balance, beginning of year                                                               $ 3,124,290
                      Advances                                                                                   3,158,839
                      Repayments                                                                                 (3,327,416)
                                                                                                               ---------------
                      Balance, end of year                                                                     $    2,955,713
                                                                                                               ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 4.PREMISES AND EQUIPMENT

                  Premises and equipment are summarized as follows:

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                            1999                1998
                                                                                         ---------------     ---------------

                      Land                                                               $   405,265           $ 405,265
                      Buildings                                                            1,469,033           1,469,033
                      Equipment                                                              582,354             502,757
                                                                                         ---------------     ---------------
                                                                                           2,456,652           2,377,055
                      Accumulated depreciation                                              (260,268)           (134,853)
                                                                                         ---------------     ---------------
                                                                                         $ 2,196,384         $    2,242,202
                                                                                         ===============     ===============

NOTE 5.DEPOSITS

                  The scheduled maturities of time deposits at December 31, 1999 are as follows:

                      2000                                                                                $ 18,742,869
                      2001                                                                                   5,040,650
                      2002                                                                                   1,193,676
                      2003                                                                                     451,529
                      2004                                                                                     998,735
                                                                                                          -----------------
                                                                                                          $  26,427,459
                                                                                                          =================

                  The Company had related party deposits at December 31, 1999 and 1998 of $3,312,281 and $4,270,670, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 6. OTHER BORROWINGS

                  Other borrowings consist of the following:

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                             1999               1998
                                                                                          ---------------    ---------------
                     Note payable, payable in monthly installments of
                          $701 including interest at 4.80%, collateralized
                          by automobile                                                       $    14,714        $    22,241

                          Advance from Federal Home Loan Bank,  interest payable
                          quarterly  at 6.385%  until  August 13,  2004 when the
                          rate may be converted  to the three month  LIBOR,  due
                          August 13, 2009, collateralized by qualifying first
                          mortgage loans                                                        1,750,000                  -
                                                                                          ---------------    ---------------
                                                                                              $ 1,764,714        $    22,241
                                                                                          ===============    ===============

Other borrowings at December 31, 1999 have maturities in future years as follows:

                      Year ending December 31,
                          2000                                                                                   $     7,856
                          2001                                                                                         6,858
                          2009                                                                                     1,750,000
                                                                                                             ---------------
                                                                                                                 $ 1,764,714
                                                                                                             ===============


NOTE 7. DEFERRED COMPENSATION PLAN

                    In 1999, the Company established a deferred compensation plan providing for death and retirement benefits for its directors and executive officers. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the directors and executive officers. The balance of the policy cash surrender values included in other assets at December 31, 1999 is $1,717,730. Income recognized on the policies amounted to $17,930 for the year ended December 31, 1999. The balance of the deferred compensation included in other liabilities at December 31, 1999 is $11,210. Expense recognized for deferred compensation amounted to $11,210 for the year ended December 31, 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8.STOCK OPTIONS

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

                  The Company has also reserved 150,000 shares of common stock for issuance to directors with the same exercise price, expiration dates, and exercise restrictions as the key employee stock options. No options have been granted to directors as of December 31, 1999.

                  Other pertinent information related to the options is as follows:

                                                                                      Year Ended December 31,
                                                                      ---------------------------------------------------------
                                                                                1999                           1998
                                                                      ---------------------------   ---------------------------
                                                                                      Weighted-                     Weighted-
                                                                                      average                       average
                                                                                      Exercise                      Exercise
                                                                      Number          Price         Number          Price
                                                                      ------------    -----------   ------------    -----------

                    Under option, beginning of year                   32,500       $  10.00                  -      $          -
                       Granted                                             -              -             32,500             10.00
                       Exercised                                           -              -                  -                 -
                       Terminated                                          -              -                  -                 -
                                                                      ------------                   ------------
                    Under option, end of year                         32,500          10.00             32,500             10.00
                                                                      ============                   ============

                    Weighted average remaining contractual life            9                                10
                                                                      ============                  ============

                    Weighted average fair value of
                    options granted during the year                        -                              3.97
                                                                      ============                  ============

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 8.STOCK OPTIONS (Continued)

                                                                                           Year Ended December 31, 1998
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
                                                                                       ===============    ==================

                  The fair value of the options granted during 1998 was based upon the Black-Scholes method of valuing options using the following weighted-average assumptions:

                       Risk-free interest rate                                                                5.12%
                       Expected life of the options                                                           10 Years
                       Expected dividends (as a percent of the fair value of the stock)                       0%
                       Volatility                                                                             0%

                  Because no options were granted or vested in 1999, the above disclosures for 1999 are not presented.

NOTE 9. INCOME TAXES

                  Income tax expense consists of the following:

                                                                                          Years Ended December 31,
                                                                                     -----------------------------------
                                                                                        1999               1998
                                                                                     ---------------    ----------------

                      Current                                                        $  175,781          $  (4,996)
                      Deferred                                                          (31,517)           (75,686)
                      Change in valuation allowance                                    (144,264)            80,682
                                                                                     ---------------    ----------------
                              Income tax expense                                     $        -          $       -
                                                                                     ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 9. INCOME TAXES (Continued)

                  The Company's income tax expense differs from the amounts computed by applying the Federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

                                                                              Years Ended December 31,
                                                                -------------------------------------------------------------
                                                                            1999                            1998
                                                                ----------------------------     ----------------------------
                                                                Amount            Percent        Amount             Percent
                                                                ---------------   ----------     ---------------   ----------

                       Income taxes at statutory rate           $149,198           34 %       $ (82,532)          (34)%
                           Change in valuation allowance        (144,264)         (33)           80,682            33
                           Other                                  (4,934)          (1)            1,850             1
                                                                ---------------   ----------     ---------------   ----------
                           Income tax expense                   $      -            -%        $       -             -%
                                                                ===============   ==========     ===============   ==========

                    The components of deferred income taxes are as follows:

                                                                                                     December 31,
                                                                                           ----------------------------------
                                                                                             1999               1998
                                                                                           ---------------    ---------------

                         Deferred tax assets:
                              Loan loss reserves                                            163,036            106,950
                              Preopening and organization expenses                           79,541            109,368
                              Net operating loss carryforward                                     -             31,364
                              Securities available-for-sale                                 109,964                535
                              Other                                                          28,322              6,581
                                                                                           ---------------    ---------------
                                                                                            380,863            254,798


                              Valuation allowance                                           (83,633)          (228,432)
                                                                                           ---------------    ---------------

                                                                                            297,230             26,366
                                                                                           ---------------    ---------------
                              Deferred tax liabilities; depreciation                         42,849             26,366
                                                                                           ---------------    ---------------
                              Net deferred tax aspects                                     $254,381           $ 26,366
                                                                                           ===============    ===============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 10. EARNINGS (LOSSES) PER COMMON SHARE

                  The following is a reconciliation of net income (loss) and weighted-average shares outstanding used in determining basic and diluted earnings (losses) per common share:

                                                                          Year Ended December 31, 1999
                                                                  ----------------------------------------------------------
                                                                  Net                Weighted-Average        Per Share
                                                                  Income             Shares                      Amount
                                                                  ---------------    --------------------    ---------------

                         Basic earnings per common share             $ 438,817            758,458               $ 0.58
                         Effect of Dilutive Securities
                         Stock options                                       -                  -                    -
                                                                  ---------------    --------------------    ---------------
                          Diluted earnings per common share          $ 438,817            758,458               $ 0.58
                                                                  ===============    ====================    ===============

                                                                                Year Ended December 31, 1998
                                                                  ----------------------------------------------------------
                                                                  Net                Weighted-Average        Per Share
                                                                  Loss               Shares                      Amount
                                                                  ---------------    --------------------    ---------------

                      Basic losses per common share               $ (242,742)          758,458               $ (0.32)
                      Effect of Dilutive Securities
                          Stock options                                    -                 -                     -
                                                                  ---------------    --------------------    ---------------
                      Diluted losses per common share             $ (242,742)          758,458               $ (0.32)
                                                                  ===============    ====================    ===============

                  Because the exercise price of the stock options approximate the fair value of the Company's common stock, the stock options have no dilutive effect.


NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

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





NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

                  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. A summary of the Company's commitments is as follows:

                                                                                                  December 31,
                                                                                        ----------------------------------
                                                                                           1999              1998
                                                                                        ---------------    ---------------

                        Commitments to extend credit                                    $ 8,531,000        $ 5,842,000
                        Standby letters of credit                                            55,000              2,500
                                                                                        ---------------    ---------------
                                                                                        $ 8,586,000        $ 5,844,500
                                                                                        ===============    ===============

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





NOTE 12. CONCENTRATIONS OF CREDIT

                  The Company originates primarily commercial, residential, and consumer loans to customers in Butts County and surrounding counties. The ability of the majority of the Company's customers to honor their contractual loan obligations is dependent on the economy in these areas.

                  Eighty-four   percent  of  the  Company's  loan  portfolio  is
                  concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company's primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company's primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

                  The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $1,604,000.


NOTE 13.REGULATORY MATTERS

                  The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, no dividends could be declared without regulatory approval.

                  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt correction action provisions are not applicable to bank holding companies.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which they are subject.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 13.REGULATORY MATTERS (Continued)

                  As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                                                            To Be Well
                                                                                For Capital            Capitalized Under
                                                                                Adequacy                 Prompt Corrective
                                                     Actual                     Purposes                 Action Provisions
                                                     -------------------------  ---------------------  -----------------------
                                                     Amount         Ratio       Amount        Ratio    Amount         Ratio
                                                     -------------  ----------  -----------   -------  -------------  -------
                                                                              (Dollars in Thousands)
                                                     -------------------------------------------------------------------------
         December 31, 1999:
         Total Capital to Risk Weighted Assets:
             Consolidated                                $ 7,899        16.81%       $3,760      8%        $ N/A          N/A
             Bank                                        $ 7,006        14.91%       $3,760      8%        $ 4,699        10%
             Tier I Capital to Risk Weighted Assets:
             Consolidated                                $ 7,311        15.56%       $1,880      4%        $ N/A          N/A
             Bank                                        $ 6,418        13.66%       $1,880      4%        $ 2,820        6%
             Tier I Capital to Average Assets:
             Consolidated                                $ 7,311        13.68%       $2,139      4%        $ N/A          N/A
             Bank                                        $ 6,418        12.01%       $2,139      4%        $ 2,673        5%

         December 31, 1998:
         Total Capital to Risk Weighted Assets:
             Consolidated                                $ 7,243        24.40%       $2,375      8%        $ N/A          N/A
             Bank                                        $ 6,306        21.24%       $2,375      8%        $ 2,969        10%
             Tier I Capital to Risk Weighted Assets:
             Consolidated                                $ 6,871        23.15%       $1,188      4%        $ N/A          N/A
             Bank                                        $ 5,934        19.99%       $1,188      4%        $ 1,781        6%
             Tier I Capital to Average Assets:
             Consolidated                                $ 6,871        20.74%       $1,326      4%        $ N/A          N/A
             Bank                                        $ 5,934        17.91%       $1,326      4%        $ 1,657        5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flow models. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. Also, the fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Such amounts have not been revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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





NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

                     The carrying amounts and estimated fair values of the Company's financial instruments were as follows:

                                                        December 31, 1999                           December 31, 1998
                                                        ----------------------------------   ---------------------------------
                                                           Carrying             Fair            Carrying            Fair
                                                            Amount             Value             Amount            Value
                                                        ----------------   ---------------   ---------------   ---------------

                     Financial assets:
                         Cash, due from banks,
                           and Federal funds sold        $ 5,128,965         $ 5,128,965        $ 4,085,969       $ 4,085,969
                         Securities available-for-sale     7,795,960           7,795,960          5,565,028         5,565,028
                         Loans held for sale                  83,889              83,889            251,605           251,605
                         Loans                            39,725,765          40,180,134         23,880,734        24,329,634
                         Accrued interest receivable         369,281             369,281            255,834           255,834

                         Financial liabilities:
                         Deposits                         48,186,021          48,285,066         29,321,903        29,391,929
                         Other borrowings                  1,764,714           1,764,714             22,241            22,241
                         Accrued interest payable            181,935             181,935             81,682            81,682

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 15.SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating income and expenses in excess of 1% of total revenue are as follows:

                                                                                            Years Ended December 31,
                                                                                         --------------------------------
                                                                                              1999             1998
                                                                                         ---------------  ---------------
               Other income:
                  ATM fee income                                                         $   54,366          45,519
               Other expense:
                  Stationery and office supplies                                             66,129          43,530
                  Legal and professional                                                     72,048          75,557
                  Data processing                                                           127,262          58,047
                  Advertising                                                                47,571          37,426
                  ATM processing                                                             39,278          16,668


NOTE 16.PARENT COMPANY FINANCIAL INFORMATION

                  The following information presents the condensed balance sheets, statements of operations, and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 1999 and 1998:


                            CONDENSED BALANCE SHEETS

                                                                                             1999                1998
                                                                                          ---------------    ----------------
                      Assets
                        Cash                                                              $   907,469          $  936,917
                        Investment in subsidiary                                            6,204,416           5,932,885
                                                                                          ---------------    ----------------
                            Total assets                                                  $ 7,111,885        $  6,869,802
                                                                                          ===============    ================
                      Liabilities, other                                                  $    15,150        $          -
                      Stockholders' equity                                                  7,096,735           6,869,802
                                                                                          ---------------    ----------------
                           Total liabilities and stockholders' equity                     $ 7,111,885        $  6,869,802
                                                                                          ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16.PARENT COMPANY FINANCIAL INFORMATION (Continued)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                             1999                1998
                                                                                          ---------------    ----------------
                      Expenses
                            Salaries and employee benefits                               $  13,200             $      -
                            Write-off of organization costs                                     -                17,629
                            Other expenses                                                  31,398               12,443
                                                                                          ---------------    ----------------
                                Total expenses                                              44,598               30,072
                                                                                          ---------------    ----------------
                                Loss before equity in undistributed
                                   income (loss) of subsidiary                             (44,598)             (30,072)

                                Equity in undistributed income (loss) of subsidiary        483,415             (212,670)
                                                                                          ---------------    ----------------
                                Net income (loss)                                         $438,817            $(242,742)
                                                                                          ===============    ================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 16.PARENT COMPANY FINANCIAL INFORMATION (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             1999               1998
                                                                                          ---------------   ----------------

                      OPERATING ACTIVITIES
                             Net income (loss)                                           $  438,817         $  (242,742)
                             Adjustments to reconcile net income (loss) to net
                                cash used in operating activities:
                                Write-off of organization costs                                   -              17,629
                                Undistributed (income) loss of subsidiary                  (483,415)            212,670
                                Other operating activities                                   15,150                   -
                                                                                          ---------------   ----------------
                                           Net cash used in operating activities            (29,448)            (12,443)
                                                                                          ---------------   ----------------
                                 Net decrease in cash                                       (29,448)            (12,443)
                                 Cash at beginning of year                                  936,917             949,360
                                                                                          ---------------   ----------------
                                 Cash at end of year                                      $ 907,469         $   936,917
                                                                                          ===============   ================

                                                             EXHIBIT 13.2


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The following is a discussion of the financial condition of First Georgia Community Corp. (FGC) and its bank subsidiary, First Georgia Community Bank, at December 31, 1999 and 1998 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about FGC's financial condition and results of operations which are not otherwise apparent from the audited consolidated financial statements. Reference should be made to those statements and the selected financial data presented elsewhere in this report for an understanding of the following discussion and analysis.

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

Overview

FGC's 1999 results were highlighted by the reporting of net income of $439,000 in its second full year of operations and recouping over 50% of operating losses incurred through 1998. FGC had significant loan and deposit growth not uncommon for a de novo bank. This growth provided a base for the first year of profitability of FGC.

Financial Condition at December 31, 1999 and 1998

Following is a summary of FGC's balance sheets for the years indicated:

                                                                                           December 31,
                                                                                    1999                1998
                                                                                      (Dollars in Thousands)

Cash and due from banks                                                           $       2,739      $          676
Federal funds sold                                                                        2,390               3,410
Securities                                                                                7,796               5,565
Loans                                                                                    39,726              23,881
Loans held for sale                                                                          84                 251
Premises and equipment                                                                    2,196               2,242
Other assets                                                                              2,403                 326
                                                                                          -----            --------

                                                                                  $      57,334      $       36,351
                                                                                         ======              ======


Total deposits                                                                    $      48,186      $       29,322
Other borrowings                                                                          1,765                  22
Other liabilities                                                                           286                 137
Stockholders' equity                                                                      7,097               6,870
                                                                                         ------             -------

                                                                                  $      57,334      $       36,351
                                                                                         ======              ======

                Financial Condition at December 31, 1999 and 1998

As of December 31, 1999, FGC had total assets of $57.3 million, an increase of 58% over total assets as of December 31, 1998. Total interest-earning assets were $50 million at December 31, 1999 or 87.20% of total assets as compared to 91.08% at December 31, 1998. This percentage decrease in interest-earning assets is due in part to FGC's buildup of cash reserves in connection with Year 2000 preparedness. FGC's primary interest-earning assets at December 31, 1999 were loans, which made up 79.63% of total interest-earning assets as compared to 72.89% at December 31, 1998. FGC's loan to deposit ratio was 82.62% as compared to 82.30% at December 31, 1998. Deposit growth of $18.9 million has been used primarily to fund loan growth of $15.7 million. Other assets increased due primarily to the purchase of life insurance policies in the amount of $1.7 million which will be used to fund deferred compensation plans established for FGC's directors and executive officers.

FGC's investment portfolio, consisting of U.S. Agency securities and equity securities, amounted to $7.8 million at December 31, 1999. Unrealized losses on securities amounted to $323,000 at December 31, 1999. Management has not specifically identified any securities for sale in future periods which, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

FGC has 84% of its loan portfolio collateralized by real estate located in FGC's primary market area of Butts County and surrounding counties. FGC's real estate mortgage and construction portfolio consists of loans collateralized by one to four-family residential properties (23%), construction loans to build one to four-family residential properties (49%), and nonresidential properties consisting primarily of small business commercial properties (28%). FGC generally requires that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

              One to four-family residential properties                                                    90%
              Construction loans on one to four-family residential properties                              90%
              Nonresidential property                                                                      85%

FGC's remaining 16% of its loan portfolio consists of commercial, consumer, and other loans. FGC requires collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

At December 31, 1999, FGC had loan commitments outstanding of $8.5 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, the Bank has the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 1999, the Bank has arrangements with three commercial banks for short-term advances of $3,500,000.

At December 31, 1999, FGC's and the Bank's capital ratios were considered adequate based on regulatory minimum capital requirements. FGC's stockholders' equity increased due to net income in 1999 of $439,000. FGC's stockholders' equity decreased due to the decrease in the fair value of securities available-for-sale, net of tax, in the amount of $212,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to FGC will be the payment of dividends by its subsidiary Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to FGC without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for FGC and the Bank as of December 31, 1999 are as follows:

                                                                                            Actual

                                                                                                        Regulatory
                                                                      FGC               Bank           Requirements
     Leverage capital ratio                                           13.68%            12.01%            5.00%
     Risk-based capital ratios:
        Core capital                                                  15.56             13.66             6.00
        Total capital                                                 16.81             14.91            10.00

At December 31, 1999, FGC had no material commitments for capital expenditures.

These ratios should decline as asset growth continues, but will still remain in excess of the regulatory minimum requirements. Anticipated future earnings will also assist in keeping these ratios at satisfactory levels.

Management believes that its liquidity and capital resources are adequate and will meet its foreseeable short and long-term needs. Management anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

Results of Operations For The Years Ended December 31, 1999 and 1998

Following is a summary of FGC's operations for the years indicated.

                                                                                   Years Ended December 31,
                                                                                   1999                   1998
                                                                                    (Dollars in Thousands)

Interest income                                                            $       3,614                $     2,072
Interest expense                                                                   1,669                        781
Net interest income                                                                1,945                      1,291
Provision for loan losses                                                            197                        385
Other income                                                                         280                        193
Other expenses                                                                     1,589                      1,342
Pretax income (loss)                                                                 439                       (243)
Income taxes                                                                           -                          -
Net income (loss)                                                                    439                       (243)
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

The net yield on average interest-earning assets was 4.60% in 1999 as compared to 5.52% in 1998. Average loans increased by $15.5 million which accounted for the majority of a $18.9 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $18.0 million with average interest-bearing demand and time deposits accounting for the vast majority of this increase. The rate earned on average interest-earning assets decreased to 8.54% in 1999 from 8.86% in 1998. The rate paid on average interest-bearing liabilities was 4.93% for both 1999 and 1998.

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

Provision for Loan Losses

The provision for loan losses was $197,000 in 1999 as compared to $385,000 in 1998. The amounts provided were due primarily to the growth of the portfolio. Based upon management's evaluation of the loan portfolio, management believes the reserve for loan losses to be adequate to absorb possible losses on existing loans that may become uncollectible. This evaluation considers past due and classified loans, underlying collateral values, and current economic conditions which may affect the borrower's ability to repay. As of December 31, 1999 and 1998, FGC has no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans at December 31, 1999 and 1998 was 1.53% and 1.78%, respectively.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $280,000 in 1999 as compared to $193,000 in 1998, an increase of $87,000. The increase is due primarily to a $51,000 increase in service charges on deposit accounts and to the recognition of income of $20,000 related to the increase in the cash surrender value of life insurance policies.

Other income was $193,000 in 1998 as compared to $31,000 in 1997. The increase is due to FGC being open for an entire year versus only four months in 1997.

Other Expenses

Other expenses were $1,589,000 in 1999 as compared to $1,342,000 in 1998, an increase of $247,000. Salaries and employee benefits increased by $109,000 due to an increase in the number of employees and normal salary increases. Equipment and occupancy expenses increased by $48,000 due primarily to increased equipment depreciation and maintenance costs of $43,000. Other operating expenses increased by $90,000 due primarily to increased data/ATM processing costs of $92,000, stationery and office supplies of $23,000, and decreased organization costs of $65,000.

Other expenses for 1998 consist of salaries and employee benefits ($634,000), equipment and occupancy expenses ($189,000), and other operating expenses ($519,000). The increases over 1997 ($283,000 for salaries and employee benefits, $119,000 for equipment and occupancy, and $312,000 for other operating expenses) are due primarily to FGC being open for an entire year versus only four months in 1997 and the growth of the Bank. FGC also adopted SOP 98-5 which required the write-off of $65,000 of organization costs.

Income Tax

FGC had no income tax expense in 1999 due primarily to the recognition of deferred tax assets previously accorded a valuation allowance. No income tax expense was recognized in 1998 due to a pre-tax operating loss of $243,000.

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

At December 31, 1999, FGC's cumulative one year interest rate-sensitivity gap ratio was 67%. FGC's targeted ratio is 80% to 120% in this time horizon. This indicates that FGC's interest-bearing liabilities will reprice during this period at a rate faster than FGC's interest-earning assets. FGC is currently not within its targeted parameters due primarily to 71% of certificates of deposit repricing within a one year time frame as opposed to 43% of loan and securities repricing within a one year time frame. FGC has approximately $5 million of interest-bearing demand deposits which management considers to be core deposits, and therefore not interest rate sensitive. Adjusting for these deposits, FGC's cumulative one year interest rate-sensitive gap ratio would be 79%. FGC believes that competitive market rates are being paid for certificates of deposit, and as long as the rates remain competitive, liquidity should not be materially adversely affected.

The following table sets forth the distribution of the repricing of FGC's interest-earning assets and interest-bearing liabilities as of December 31, 1999, the interest rate- sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of FGC's customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.


                                                                  After             After
                                                                  Three              One
                                                                  Months            Year but
                                                 Within            but             Within             After
                                                  Three           Within            Five              Five
                                                 Months          One Year           Years             Years          Total
                                                                         (Dollars in Thousands)

Interest-earning assets:
     Federal funds sold                          $ 2,390          $      --         $      --         $    --         $  2,390
     Securities                                      109                 --             6,277           1,410            7,796
     Loans                                        18,704              2,164            18,641             921            40,346
                                                  ------              -----            ------          ------            ------

                                                  21,203             2,164            24,918           2,331            50,532
                                                  ------             -----            ------           -----            ------

Interest-bearing liabilities:
     Interest-bearing demand
          deposits                                15,054                --                --              --           15,054
     Savings                                         884                --                --              --              884
     Certificates of deposit                       5,496            13,246             7,685              --            26,427
     Other borrowings                                  8                 7             1,750              --            1,765
                                                  ------            ------             -----           -----           ------
                                                  21,442            13,253             9,435              --           44,130
                                                  ------            ------             -----         -------           -------

Interest rate sensitivity gap                     $ (239)         $(11,089)          $15,483         $2,331         $  6,486
                                                  ========         ========           ======         =======        ========
Cumulative interest rate
     sensitivity gap                              $ (239)         $(11,328)          $ 4,155         $ 6,486
                                                 ========          ========          =======         =======
Interest rate sensitivity
     gap ratio                                       .99               .16              2.64              --
                                                 ========          ========          ========        =======
Cumulative interest rate
     sensitivity gap ratio                           .99               .67              1.09            1.15
                                                 ========          =========         ========        =======

Year 2000 Disclosures

Based on a review of FGC's business since January 1, 2000, FGC has not experienced any material effects of the Year 2000 problem. Although FGC has not been informed of any material risks associated with the Year 2000 problem from third parties, there can be no assurance that FGC will not be impacted in the future. FGC will continuously monitor its business applications and maintain contact with its third party vendors and key business partners to resolve any Year 2000 problems that may arise in the future. The costs incurred by FGC to address Year 2000 issues were approximately $51,000.

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

                    DISTRIBUTION OF ASSETS, LIABILITIES, AND
                              STOCKHOLDERS' EQUITY:
                    INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below.
(1)

                                                                          Years Ended December 31,
                                                                       1999                      1998
                                                                           (Dollars in Thousands)
                   ASSETS

     Cash and due from banks                                          $      1,852              $    1,120
     Taxable securities                                                      7,576                   3,596
     Securities valuation account                                             (143)                      5
     Federal funds sold                                                      3,251                   3,793
     Loans (2)                                                              31,464                  15,999
     Reserve for loan losses                                                  (528)                   (252)
     Other assets                                                            2,933                   2,487
                                                                           -------                  ------
                                                                      $     46,405              $   26,748
                                                                            ======                  ======

     Total interest-earning assets                                    $     42,291              $   23,388
                                                                            ======                  ======

          LIABILITIES AND STOCKHOLDERS' EQUITY

     Deposits:
          Noninterest-bearing demand                                  $      5,379              $    3,847
          Interest-bearing demand                                           12,691                   8,614
          Savings                                                              922                     657
          Time                                                              19,548                   6,531
                                                                            ------                 -------
                   Total deposits                                     $     38,540              $   19,649

          Other borrowings                                                     693                      26
          Other liabilities                                                    258                     106
                                                                          --------                 -------
                   Total liabilities                                        39,491                  19,781
                                                                            ------                  ------
          Stockholders' equity                                               6,914                   6,967
                                                                             -----                 -------
                                                                      $     46,405              $   26,748
                                                                            ======                  ======

          Total interest-bearing liabilities                          $     33,854              $   15,828
                                                                            ======                  ======

[FN]
(1) For each category, average balances were determined using the daily average balances during the year.
(2)  There were no nonaccrual loans included in average loans for 1999 or 1998.

Interest Income and Interest Expense

The following tables set forth the amount of FGC's interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

                                                                         Years Ended December 31,
                                                                   1999                          1998
                                                                          Average                        Average
                                                          Interest         Rate            Interest       Rate
                                                                         (Dollars in Thousands)

     INTEREST INCOME:
          Interest and fees on loans (1)                  $  3,015          9.58%         $   1,642         10.26%
          Interest on taxable securities                       436          5.75                219          6.10
          Interest on Federal funds sold                       163          5.03                211          5.55
                                                             -----                           ------
          Total interest income                           $  3,614          8.54          $   2,072          8.86
                                                             -----                            -----

     INTEREST EXPENSE:
          Interest on interest-bearing
            demand deposits                               $    535          4.21          $     380          4.41
          Interest on savings deposits                          24          2.70                 19          2.92
          Interest on time deposits                          1,066          5.45                381          5.82
          Interest on other borrowings                          44          6.32                  1          4.80
                                                           -------                          -------
          Total interest expense                             1,669          4.93                781          4.93
                                                             -----                             ----

     NET INTEREST INCOME                                  $  1,945                        $   1,291
                                                             =====                            =====

          Net interest spread                                               3.61%                            3.93%
                                                                            ====                             ====
          Net yield on average interest-earning assets                      4.60%                            5.52%
                                                                            ====                             ====

[FN]
(1) Interest and fees on loans includes $310,000 an $215,000 of loan fee income for the years ended December 31, 1999 and 1998, respectively. There was no interest income recognized on nonaccrual loans during 1999 or 1998.

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

                                                                              Years Ended December 31,
                                                                                    1999 vs. 1998
                                                                                   Changes Due To:
                                                                                                      Increase
                                                                          Rate        Volume         (Decrease)
                                                                               (Dollars in Thousands)
     Increase (decrease) in:
          Income from interest-earning assets:
          Interest and fees on loans                               $      (115)   $    1,488       $     1,373
          Interest on taxable securities                                   (14)          231               217
          Interest on Federal funds sold                                   (19)          (29)              (48)
                                                                         ------       -------          --------
                   Total interest income                                  (148)        1,690             1,542
                                                                          -----        -----             -----
          Expense from interest-bearing liabilities:
          Interest on interest-bearing
                   demand deposits                                         (18)          173               155
          Interest on savings deposits                                      (2)            7                 5
          Interest on time deposits                                        (25)          710               685
          Interest on other borrowings                                       1            42                43
                                                                          ----       -------          --------
                   Total interest expense                                  (44)          932               888
                                                                          -----        -----             -----

                   Net interest income                             $      (104)   $      758       $       654
                                                                          =====        =====             =====

                              INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                                                                       December 31,
                                                                           1999                           1998
                                                                                  (Dollars in Thousands)

     U.S. Government agencies                                                 $7,687                 $       5,516
     Equity securities                                                           109                            49
                                                                              ------                        -------
                                                                       $       7,796                 $        5,565
                                                                               =====                          =====

Maturities

The amounts of securities in each category as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, (3) after five years through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

                                                                               After one year            After five years
                                                   One year or less           through five years         through ten years
                                                  Amount      Yield (1)      Amount     Yield (1)        Amount      Yield (1)
U.S. Government
  agencies                                       $        --       -%       $    6,277      5.81%      $   1,410      6.20%
                                                      ======                     =====                     =====

                                                     After ten years                        Total
                                                  Amount      Yield (1)       Amount      Yield (1)
U.S. Government
  agencies                                       $        --     -          $    7,687      5.88%
                                                    ========                     =====

[FN]
(1) Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

                                 LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

                                                                                  December 31,
                                                                         1999                      1998
                                                                             (Dollars in Thousands)

     Commercial                                                         $   3,866            $      2,878
     Real estate-construction                                              16,555                   4,659
     Real estate-mortgage                                                  17,211                  14,919
     Consumer installment loans and other                                   2,714                   1,859
                                                                           -------                 -------
                                                                           40,346                  24,315
     Less allowance for loan losses                                          (620)                   (434)
                                                                          --------                --------
                   Net loans                                            $  39,726            $     23,881
                                                                        =========            ============

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 1999 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one year through five years, and (3) after five years.

                                                                                           (Dollars in Thousands)

     Commercial
          One year or less                                                                   $        2,805
          After one year through five years                                                             911
          After five years                                                                              150
                                                                                                     ------
                                                                                                      3,866

     Construction
          One year or less                                                                   $       12,698
          After one year through five years                                                           3,645
          After five years                                                                              212
                                                                                                   --------
                                                                                                     16,555

     Other
          One year or less                                                                   $        7,016
          After one year through five years                                                          12,670
          After five years                                                                              239
                                                                                                   --------
                                                                                                     19,925

                                                                                             $       40,346

The following table summarizes loans at December 31, 1999 with the due dates after one year which have predetermined and floating or adjustable interest rates.

                                                                                          (Dollars in Thousands)

          Predetermined interest rates                                                      $    16,216
          Floating or adjustable interest rates                                                   1,611
                                                                                                -------
                                                                                            $    17,827

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans at December 31, 1999 and 1998 is as follows:

                                                                                  December 31,
                                                                         1999                      1998
                                                                             (Dollars in Thousands)

     Nonaccrual loans                                                    $       0                $      0
     Loans contractually past due ninety
          days or more as to interest or
          principal payments and still accruing                                  0                       0
     Restructured loans                                                          0                       0
     Loans, now current about which there are
          serious doubts as to the ability of the
          borrower to comply                with loan repayment terms            0                       0
     Interest income that would have been recorded
          on nonaccrual and restructured loans under
          original terms                                                         0                       0
     Interest income that was recorded on
          nonaccrual and restructured loans                                      0                       0

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

                                                                                            Years Ended December 31,
                                                                                        1999                1998
                                                                                             (Dollars in Thousands)

         Average amount of loans outstanding                                         $     31,464       $     15,999
                                                                                           ======             ======

         Balance of allowance for loan losses
              at beginning of year                                                   $        434       $         72
                                                                                          -------              -----

         Loans charged off
              Commercial and financial                                                         --                 --
              Real estate mortgage                                                             --                 14
              Instalment                                                                       13                  9
                                                                                          -------            -------
                                                                                               13                 23
                                                                                            -----             ------

         Loans recovered
              Commercial and financial                                                         --                 --
              Real estate mortgage                                                             --                 --
              Instalment                                                                        2                 --
                                                                                           ------            -------
                                                                                                2                 --
                                                                                           ------            -------

         Net charge-offs                                                                       11                 23
                                                                                            -----            -------

         Additions to allowance charged to operating
              expense during year                                                             197                385
                                                                                              ---              -----

         Balance of allowance for loan losses
              at end of year                                                         $        620       $        434
                                                                                             ====              =====

         Ratio of net loans charged off during the
         year to average loans outstanding                                                    0.03%           0.14%
                                                                                              ====            ====

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

As of December 31, 1999 and 1998, management had made no allocations of its allowance for loan losses to specific categories of loans. Based on management's best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

                                                    December 31, 1999                      December 31, 1998
                                                        Percent of loans in                     Percent of loans in
                                                           each category                           each category
                                               Amount     to total loans              Amount      to total loans
                                                                     (Dollars in Thousands)

Commercial                                       $124            9 %                      $87         12 %
Real estate - construction                         93           41                         65         19
Real estate - mortgage                            341           43                        239         61
Consumer installment
     loans and other                               62            7                         43          8
                                                 ----        -----                       ----       ----
                                                 $620          100 %                     $434       100 %
                                                  ===          ===                       ====       ====

                                    DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of banking operations is presented below.(1)


                                                                    Years Ended December 31,
                                                        1999                                   1998
                                                Amount         Percent                 Amount          Percent
                                                                     (Dollars in Thousands)

Noninterest-bearing demand deposits          $  5,379           -- %                 $    3,847       --  %
Interest-bearing demand deposits               12,691            4.21                     8,614       4.41
Savings deposits                                  922            2.70                       657       2.92
Time deposits                                  19,548            5.45                     6,531       5.82
                                               ------                                   -------
                                              $38,540                                   $19,649
                                               ======                                    ======

[FN]
(1)  Average balances were determined using the dail average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 1999 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

                                                         (Dollars in Thousands)

     Three months or less                                   $ 2,055
     Over three months through six months                     1,283
     Over six through twelve months                           2,090
     Over twelve months                                       1,833
                                                            -------
              Total                                         $ 7,261
                                                            =======

                  RETURN ON ASSETS AND STOCKHOLDERS' EQUITY y$

The following rate of return information for the year indicated is presented below.

                                               Years Ended December 31,
                                               1999               1998

     Return on assets (1)                       0.95%              (0.91)%
     Return on equity (2)                       6.35               (3.48)
     Dividend payout ratio (3)                    --                  --
     Equity to assets ratio (4)                14.90               26.05

[FN]
(1)  Net income (loss) divided by average total assets.
(2)  Net income (loss) divided by average equity.
(3)  Dividends declared per share of common stock divided by net loss per share.
(4)  Average common equity divided by average total assets.

                                       68