Form 10QSB
period 2000-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2000-05-12
CIK 1024132

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 2000
                                                 -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 333-13583

                          First Georgia Community Corp.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                       58-2261088
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

                  150 Covington Street, Jackson, Georgia 30233
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 504-1090
                       -------------------------------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2000: 758,458; $5 par value

Transitional Small Business Disclosure Format       Yes           No    X
                                                        -----         -----

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY



--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                              Page
                                                                                                              ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - March 31, 2000............................................... 3

                     Consolidated Statements of Income and
                      Comprehensive Income - Three Months Ended
                      March 31, 2000 and 1999.................................................................. 4

                     Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2000 and 1999..................................................... 5

                     Notes to Consolidated Financial Statements................................................ 6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations.................................. 7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders................................ 12

                  Item 6 - Exhibits and Reports on Form 8-K................................................... 12

                  Signatures.................................................................................. 13

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                  Assets
                                  ------
Cash and due from banks                                                                                $          1,953,526
Federal funds sold                                                                                                3,520,000
Securities available-for-sale, at fair value                                                                      7,913,650
Loans held for sale                                                                                                 372,472

Loans                                                                                                            46,409,222
Less allowance for loan losses                                                                                      693,938
                                                                                                       ---------------------
          Loans, net                                                                                             45,715,284

Premises and equipment                                                                                            2,195,260
Other assets                                                                                                      2,581,064
                                                                                                       ---------------------

          Total assets                                                                                 $         64,251,256
                                                                                                       =====================

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Deposits
    Noninterest-bearing demand                                                                         $          5,857,728
    Interest-bearing demand                                                                                      15,689,416
    Savings                                                                                                         947,346
    Time                                                                                                         29,799,745
                                                                                                       ---------------------
          Total deposits                                                                                         52,294,235
Other borrowings                                                                                                  4,312,773
Other liabilities                                                                                                   390,920
                                                                                                       ---------------------
          Total liabilities                                                                                      56,997,928
                                                                                                       ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      758,458 shares issued and outstanding                                                                       3,792,290
    Capital surplus                                                                                               3,754,816
    Accumulated deficit                                                                                             (89,698)
    Accumulated other comprehensive loss                                                                           (204,080)
                                                                                                       ---------------------
          Total stockholders' equity                                                                              7,253,328
                                                                                                       ---------------------

          Total liabilities and stockholders' equity                                                   $         64,251,256
                                                                                                       =====================

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                    1999
                                                                                --------------------    --------------------
Interest income
    Loans                                                                       $         1,091,558      $          610,220
    Taxable securities                                                                      119,872                  85,415
    Federal funds sold                                                                       35,924                  45,157
                                                                                --------------------    --------------------
              Total interest income                                                       1,247,354                 740,792
                                                                                --------------------    --------------------

Interest expense
    Deposits                                                                                561,917                 326,207
    Other borrowings                                                                         34,535                       -
                                                                                --------------------    --------------------
              Total interest expense                                                        596,452                 326,207
                                                                                --------------------    --------------------


              Net interest income                                                           650,902                 414,585
Provision for loan losses                                                                    68,000                  46,000
                                                                                --------------------    --------------------
              Net interest income after provision for loan losses                           582,902                 368,585
                                                                                --------------------    --------------------

Other operating income                                                                       95,595                  55,534
                                                                                --------------------    --------------------

Other expenses
    Salaries and other employee benefits                                                    233,188                 178,074
    Occupancy and equipment expenses                                                         59,145                  59,692
    Other operating expenses                                                                200,453                 116,333
                                                                                --------------------    --------------------
              Total other expenses                                                          492,786                 354,099
                                                                                --------------------    --------------------

              Income before income taxes                                                    185,711                  70,020

Income tax expense                                                                           38,500                       -
                                                                                --------------------    --------------------

              Net income                                                                    147,211                  70,020
                                                                                --------------------    --------------------

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                                      9,380                 (62,077)
                                                                                --------------------    --------------------

    Comprehensive income                                                        $           156,591     $             7,943
                                                                                ====================    ====================

Basic and diluted earnings per common share                                     $              0.19     $              0.09
                                                                                ====================    ====================

Cash dividends per share of common stock                                        $                 -     $                 -
                                                                                ====================    ====================

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000                     1999
                                                                            ----------------------     -----------------------
OPERATING ACTIVITIES
    Net income                                                              $             147,211      $               70,020
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                                       32,401                      31,429
        Net increase in loans held for sale                                              (288,583)                          0
        Provision for loan losses                                                          68,000                      46,000
        Increase in interest receivable                                                  (119,655)                    (46,012)
        Increase in interest payable                                                       45,316                      32,392
        Other operating activities                                                         (4,128)                     63,753
                                                                            ----------------------     -----------------------

              Net cash provided by (used in) operating activities                        (119,438)                    197,582
                                                                            ----------------------     -----------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                           (103,478)                 (2,004,016)
    Proceeds from maturities of securities available-for-sale                                   -                     443,812
    Net increase in Federal funds sold                                                 (1,130,000)                   (260,000)
    Net increase in loans                                                              (6,057,519)                 (3,585,397)
    Purchase of premises and equipment                                                    (31,277)                    (21,565)
                                                                            ----------------------     -----------------------

              Net cash used in investing activities                                    (7,322,274)                 (5,427,166)
                                                                            ----------------------     -----------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                            4,108,214                   5,656,947
    Repayment of other borrowings                                                          (1,941)
    Proceeds from other borrowings                                                      2,550,000                           -
                                                                            ----------------------     -----------------------

              Net cash provided by financing activities                                 6,656,273                   5,656,947
                                                                            ----------------------     -----------------------

Net increase (decrease) in cash and due from banks                                       (785,439)                    427,363

Cash and due from banks, beginning of period                                            2,738,965                     675,969
                                                                            ----------------------     -----------------------

Cash and due from banks, end of period                                      $           1,953,526      $            1,103,332
                                                                            ======================     =======================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                            $             551,136      $              293,815

        Income taxes                                                        $                   -      $                    -

NONCASH TRANSACTIONS
    Unrealized (gains) losses on securities available-for-sale              $             (14,212)     $               62,077

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     The consolidated financial information for First Georgia Community Corp. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the Company and its bank subsidiary, First Georgia Community Bank (the "Bank"), during the periods included in the accompanying consolidated financial statements.

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

     These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

     Liquidity and Capital Resources

     As of March 31, 2000, the liquidity ratio of the Bank, as determined under guidelines established by regulatory authorities, was satisfactory.

     At March 31, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                                              Actual
                                                                  --------------------------------
                                                                        First           First
                                                                       Georgia         Georgia
                                                                      Community       Community       Regulatory
                                                                        Corp.            Bank        Requirement
                                                                    --------------  --------------  ---------------
                         Leverage capital ratios                         12.68 %         11.18 %           4.00 %
                         Risk-based capital ratios:
                            Core capital                                 14.19           12.51             4.00
                            Total capital                                15.44           13.76             8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                       March 31,          December 31,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Cash and due from banks                              $       1,954      $         2,739      $        (785)       (28.66)%
Federal funds sold                                           3,520                2,390              1,130         47.28
Securities                                                   7,914                7,796                118          1.51
Loans                                                       45,715               39,726              5,989         15.08
Loans held for sale                                            372                   84                288        342.86
Premises and equipment                                       2,195                2,196                 (1)        (0.05)
Other assets                                                 2,581                2,403                178          7.41
                                                     --------------     ----------------     --------------
                                                     $      64,251      $        57,334      $       6,917         12.06
                                                     ==============     ================     ==============

Deposits                                             $      52,294      $        48,186      $       4,108          8.53 %
Other borrowings                                             4,313                1,765              2,548        144.36
Other liabilities                                              391                  286                105         36.71
Stockholders' equity                                         7,253                7,097                156          2.20
                                                     --------------     ----------------     --------------
                                                     $      64,251      $        57,334      $       6,917         12.06
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 12.06%. This continued high rate of growth is not uncommon for a de novo bank. Deposit growth of $4,108,000 and increased other borrowings of $2,548,000 were used to fund loan growth with the remainder invested primarily in Federal funds sold. The Company's loan to deposit ratio has increased from 83.73% at December 31, 1999 to 88.75% at March 31, 2000 indicating continued strong loan demand in the Company's primary market area of Butts County.

Results of Operations For The Three Months Ended March 31, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                     Three Months Ended
                                                          March 31,
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   -----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   -----------------
Interest income                                $        1,247    $        741    $          506           68.29 %

Interest expense                                          596             326               270           82.82
                                               ---------------   -------------   ---------------

Net interest income                                       651             415               236           56.87

Provision for loan losses                                  68              46                22           47.83

Other income                                               96              55                41           74.55

Other expense                                             493             354               139           39.27
                                               ---------------   -------------   ---------------

Pretax income                                             186              70               116          165.71

Income taxes                                               39               -                39               -
                                               ---------------   -------------   ---------------

Net income                                                147              70                77          110.00
                                               ===============   =============   ===============

As indicated in the above table, the Company's net interest income has increased by $236,000 during the first quarter of 2000 as compared to the same period in 1999. The Company's net interest margin increased to 4.91% during the first quarter of 2000 as compared to 4.60% during the first quarter of 1999 and 4.60% for the entire year of 1999. The increase in net interest income and net interest margin are due primarily to the increased volume of average loans outstanding.

The provision for loan losses increased by $22,000 during the first quarter of 2000 as compared to the same period in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's reserve for loan losses amounted to 1.50% at March 31, 2000 as compared to 1.54% at December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2000 and 1999 is as follows:

                                                                                                    March 31,
                                                                                        ----------------------------------
                                                                                            2000                 1999
                                                                                        ----------------------------------
                                                                                             (Dollars in Thousands)
                                                                                        ----------------------------------
Nonaccrual loans                                                                        $           0     $             0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         0                   0
Restructured loans                                                                                  0                   0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      0                   0
Interest income that was recorded on nonaccrual and restructured loans                              0                   0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2000 and 1999 is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    ---------------   ----------------
                                                                                         (Dollars in Thousands)
                                                                                    ----------------------------------
Average amount of loans outstanding                                                 $       42,795    $        26,010
                                                                                    ===============   ================

Balance of allowance for loan losses at beginning of period                         $          620    $           434
                                                                                    ---------------   ----------------

Loans charged off
   Commercial and financial                                                         $            -    $             -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                    -                  -
                                                                                    ---------------   ----------------
                                                                                                 -                  -
                                                                                    ---------------   ----------------

Loans recovered
   Commercial and financial                                                                      -                  -
   Real estate mortgage                                                                          -                  -
   Installment                                                                                   6                  -
                                                                                    ---------------   ----------------
                                                                                                 6                  -
                                                                                    ---------------   ----------------

Net charge-offs                                                                                 (6)                 -
                                                                                    ---------------   ----------------

Additions to allowance charged to operating expense during period                               68                 46
                                                                                    ---------------   ----------------

Balance of allowance for loan losses at end of period                               $          694    $           480
                                                                                    ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                     -%                 -%
                                                                                    ===============   ================

Other income has increased during the first quarter of 2000 as compared to the same period in 1999 by $41,000 due primarily to increased service charges on deposit accounts of $6,000 and income of $24,000 associated with the increase in cash surrender value of life insurance policies on directors and executive officers.

Other expenses increased during the first quarter of 2000 as compared to the same period in 1999 by $139,000 due primarily to increased salaries and employee benefits of $55,000, ATM processing expense of $11,000, and deferred compensation expense of $16,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 22 at March 31, 2000 from 16 at March 31, 1999 and to normal salary increases.

The Company recorded its initial income tax provision of $39,000 during the first quarter of 2000 due to the anticipated utilization of the net operating loss carryover during 2000.

Overall net income has increased by $77,000 during the first quarter of 2000 as compared to the same period in 2000 due primarily to increased net interest income of $236,000 and increased operating expenses of $139,000.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            27. Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FIRST GEORGIA COMMUNITY CORP.
                                      (Registrant)



DATE:  May 12, 2000            BY:  /s/ John L. Coleman
       ------------                 --------------------------------------------
                                    John L. Coleman, President and C.E.O.
                                    (Principal Executive Officer)


DATE:    May 12, 2000          BY:  /s/ Elaine S. Kendrick
         ------------               --------------------------------------------
                                    Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)