Form 10QSB
period 2000-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2000-08-11
CIK 1024132

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2000
                                            ------------------

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

                  150 Covington Street, Jackson, Georgia 30233
            ---------- --------------------------------------------
                    (Address of principal executive offices)

                                 (770) 504-1090
                           (Issuer's telephone number)

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
Yes   X           No
    -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2000: 758,458; $5 par value

Transitional Small Business Disclosure Format       Yes              No     X
                                                        -------          -------

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

              Consolidated Balance Sheet - June 30, 2000......................3

              Consolidated Statements of Income and Comprehensive Income
               (Loss) - Three Months Ended June 30, 2000 and 1999
               and Six Months Ended June 30, 2000 and 1999....................4

              Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 2000 and 1999............................5

              Notes to Consolidated Financial Statements......................6

           Item 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations........7


PART II.   OTHER INFORMATION

           Item 4 - Submission of Matters to a Vote of Security Holders......13

           Item 6 - Exhibits and Reports on Form 8-K.........................13

           Signatures........................................................14

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000
                                  (Unaudited)

                                  Assets
                                  ------
Cash and due from banks                                                                  $       1,776,624
Federal funds sold                                                                               4,730,000
Securities available-for-sale, at fair value                                                     7,909,315
Loans held for sale                                                                                243,702
Loans                                                                                           50,563,814
Less allowance for loan losses                                                                     776,302
                                                                                         ------------------
          Loans, net                                                                            49,787,512
                                                                                         ------------------

Premises and equipment                                                                           2,177,440
Other assets                                                                                     2,643,806
                                                                                         ------------------

          Total assets                                                                   $      69,268,399
                                                                                         ==================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                                               $       7,687,064
    Interest-bearing demand                                                                     15,735,946
    Savings                                                                                        916,825
    Time                                                                                        32,806,547
                                                                                         ------------------
          Total deposits                                                                        57,146,382
Other borrowings                                                                                 4,310,807
Other liabilities                                                                                  377,677
                                                                                         ------------------
          Total liabilities                                                                     61,834,866
                                                                                         ------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                                                     3,792,290
    Capital surplus                                                                              3,754,816
    Retained earnings                                                                               91,873
    Accumulated other comprehensive loss                                                          (205,446)
                                                                                         ------------------
          Total stockholders' equity                                                             7,433,533
                                                                                         ------------------

          Total liabilities and stockholders' equity                                     $      69,268,399
                                                                                         ==================

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME (LOSS)
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                   AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                         Three Months Ended              Six Months Ended
                                                                              June 30,                          June 30,
                                                            -----------------------------------   ----------------------------------

                                                                  2000               1999               2000               1999
                                                            ---------------     ---------------   ----------------   ---------------
Interest income
    Loans                                                   $     1,250,655     $       699,241    $     2,342,213     $ 1,309,461
    Taxable securities                                              122,403             116,819            242,275         202,234
    Federal funds sold                                               55,004              31,980             90,928          77,137
                                                            ----------------    ----------------   ----------------   -------------
              Total interest income                               1,428,062             848,040          2,675,416       1,588,832
                                                            ----------------    ----------------   ----------------   -------------

Interest expense
    Deposits                                                        640,014             368,674          1,201,931         694,881
    Other borrowings                                                 66,404                   -            100,939               -
                                                            ----------------    ----------------   ----------------   -------------
              Total interest expense                                706,418             368,674          1,302,870         694,881
                                                            ----------------    ----------------   ----------------   -------------

              Net interest income                                   721,644             479,366          1,372,546         893,951
Provision for loan losses                                            78,000              55,000            146,000         101,000
                                                            ----------------    ----------------   ----------------   -------------
              Net interest income after
                provision for loan losses                           643,644             424,366          1,226,546         792,951
                                                            ----------------    ----------------   ----------------   -------------

Other operating income                                              110,531              57,156            206,126         112,690
                                                            ----------------    ----------------   ----------------   -------------

Other expenses
    Salaries and employee benefits                                  237,722             180,463            470,910         358,537
    Occupancy and equipment expenses                                 64,604              57,682            123,749         117,374
    Other operating expenses                                        214,077             167,681            414,530         284,014
                                                            ----------------    ----------------   ----------------   -------------
              Total other expenses                                  516,403             405,826          1,009,189         759,925
                                                            ----------------    ----------------   ----------------   -------------

              Net income before income taxes                        237,772              75,696            423,483         145,716

Income tax expense                                                   56,200                   -             94,700               -
                                                            ----------------    ----------------   ----------------   -------------

              Net income                                            181,572              75,696            328,783         145,716
                                                            ----------------    ----------------   ----------------   -------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax           (1,366)           (130,565)             8,015        (192,642)
                                                            ----------------    ----------------   ----------------   -------------

              Comprehensive income (loss)                   $       180,206     $       (54,869)   $       336,798    $    (46,926)
                                                            ================    ================   ================   =============

Basic and diluted earnings
  per common share                                          $          0.24     $          0.10    $          0.43    $       0.19
                                                            ================    ================   ================   =============

Weighted average shares outstanding                                 758,458             758,458            758,458         758,458
                                                            ================    ================   ================   =============

Cash dividends per common share                             $             -     $             -    $             -    $          -
                                                            ================    ================   ================   =============

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                               2000                    1999
                                                                                         ------------------    --------------------
OPERATING ACTIVITIES
    Net income                                                                           $         328,783     $           145,716
    Adjustments to reconcile net income  to net cash
        provided by operating activities:
        Depreciation                                                                                65,557                  62,298
        Net increase in loans held for sale                                                       (159,813)                      -
        Provision for loan losses                                                                  146,000                 101,000
        Increase in interest receivable                                                           (174,798)                (76,837)
        Increase in interest payable                                                                47,719                  40,026
        Other operating activities                                                                 (26,671)                 31,316
                                                                                         ------------------    --------------------

              Net cash provided by operating activities                                            226,777                 303,519
                                                                                         ------------------    --------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                    (101,212)             (3,000,000)
    Proceeds from maturities of securities available-for-sale                                            -                 436,807
    Net increase in Federal funds sold                                                          (2,340,000)               (280,000)
    Net increase in loans                                                                      (10,207,747)             (6,416,550)
    Purchase of premises and equipment                                                             (46,613)                (57,049)
                                                                                         ------------------    --------------------

              Net cash used in investing activities                                            (12,695,572)             (9,316,792)
                                                                                         ------------------    --------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                     8,960,361              10,259,159
    Repayment of other borrowings                                                                   (3,907)                      -
    Proceeds from other borrowings                                                               2,550,000                       -
                                                                                         ------------------    --------------------

              Net cash provided by financing activities                                         11,506,454              10,259,159
                                                                                         ------------------    --------------------

Net increase (decrease) in cash and due from banks                                                (962,341)              1,245,886

Cash and due from banks, beginning of period                                                     2,738,965                 675,969
                                                                                         ------------------    --------------------

Cash and due from banks, end of period                                                   $       1,776,624     $         1,921,855
                                                                                         ==================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for:
        Interest                                                                         $       1,255,151     $           654,855

        Income taxes                                                                     $          71,816     $                 -

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale                       $         (12,143)    $           192,642

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

         The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

         Liquidity and Capital Resources

         As of June 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) for the Company was approximately 24%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

         At June 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                  Actual
                                       ----------------------------
                                            First         First
                                           Georgia       Georgia     Regulatory
                                          Community     Community      Minimum
                                            Corp.          Bank      Requirement
                                        ------------  -------------  -----------

           Leverage capital ratios           11.64 %       10.28 %        4.00 %
           Risk-based capital ratios:
              Core capital                   13.52         11.95          4.00
              Total capital                  14.78         13.20          8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                       June 30,           December 31,
                                                         2000                1999                  Increase (Decrease)
                                                     --------------     ----------------     --------------------------------
                                                           (Dollars in Thousands)                Amount           Percent
                                                     -----------------------------------     --------------    --------------
Cash and due from banks                              $       1,777      $         2,739      $        (962)       (35.14) %
Federal funds sold                                           4,730                2,390              2,340         97.91
Securities                                                   7,909                7,796                113          1.45
Loans, net                                                  49,787               39,726             10,061         25.33
Loans held for sale                                            244                   84                160        190.51
Premises and equipment                                       2,177                2,196                (19)        (0.86)
Other assets                                                 2,644                2,403                241         10.03
                                                     --------------     ----------------     --------------
                                                     $      69,268      $        57,334      $      11,934         20.82
                                                     ==============     ================     ==============

Deposits                                             $      57,146      $        48,186      $       8,960         18.60 %
Other borrowings                                             4,311                1,765              2,546        144.28
Other liabilities                                              377                  286                 91         31.88
Stockholders' equity                                         7,434                7,097                337          4.75
                                                     --------------     ----------------     --------------
                                                     $      69,268      $        57,334      $      11,934         20.82
                                                     ==============     ================     ==============

As indicated in the above table, the Company's total assets grew at a rate of 20.82%. Deposit growth of $8,960,000 and increased other borrowings of $2,546,000 were used to fund loan growth with the remainder invested primarily in Federal funds sold. The Company is using other borrowings as an alternative funding mechanism to deposits. The Company's loan to deposit ratio has increased from 83.73% at December 31, 1999 to 88.48% at June 30, 2000, indicating continued strong loan demand in the Company's primary market area of Butts County. Stockholders' equity has increased by $337,000 due to net income of $329,000 and decreases of $8,000 in unrealized losses on securities available-for-sale.

Results of Operations For The Three Months Ended June 30, 2000 and 1999 and for the Six Months Ended June 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                     Three Months Ended
                                                          June 30,
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   ----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   ----------------
Interest income                                $        1,428    $        848    $          580           68.40 %
Interest expense                                          706             369               337           91.61
                                               ---------------   -------------   ---------------
Net interest income                                       722             479               243           50.54
Provision for loan losses                                  78              55                23           41.82
Other income                                              110              57                53           93.83
Other expense                                             516             405               111           27.25
                                               ---------------   -------------   ---------------
Pretax income                                             238              76               162          214.11
Income taxes                                               56               -                56               -
                                               ---------------   -------------   ---------------
Net income                                     $          182    $         76    $          106           93.63
                                               ===============   =============   ===============

                                                      Six Months Ended
                                                          June 30,
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   ----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   ----------------
Interest income                                $        2,676    $      1,589    $        1,087           68.39 %
Interest expense                                        1,303             695               608           87.50
                                               ---------------   -------------   ---------------
Net interest income                                     1,373             894               479           53.54
Provision for loan losses                                 146             101                45           44.55
Other income                                              206             113                93           82.91
Other expense                                           1,009             760               249           32.80
                                               ---------------   -------------   ---------------
Pretax income                                             424             146               278          190.62
Income taxes                                               95               -                95               -
                                               ---------------   -------------   ---------------
Net income                                     $          329    $        146    $          183          101.61
                                               ===============   =============   ===============

As indicated in the above tables, the Company's net interest income has increased by $243,000 and $479,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.84% during the first six months of 2000 as compared to 4.75% for the first six months of 1999 and 4.60% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses increased by $23,000 and $45,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.54% at June 30, 2000 and December 31, 1999. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 2000 and 1999 is as follows:

                                                                                                    June 30,
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

Information regarding certain loans and allowance for loan loss data through June 30, 2000 and 1999 is as follows:

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    ---------------   ----------------
                                                                                         (Dollars in Thousands)
                                                                                    ----------------------------------
Average amount of loans outstanding                                                 $       45,648    $        27,613
                                                                                    ===============   ================

Balance of allowance for loan losses at beginning of period                         $          620    $           434
                                                                                    ---------------   ----------------

Loans charged off
   Commercial and financial                                                         $            -    $             -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                    1                  -
                                                                                    ---------------   ----------------
                                                                                                 1                  -
                                                                                    ---------------   ----------------

Loans recovered
   Commercial and financial                                                                      -                  -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                   11                  -
                                                                                    ---------------   ----------------
                                                                                                11                  -
                                                                                    ---------------   ----------------

Net charge-offs (recoveries)                                                                  (10)                  -
                                                                                    ---------------   ----------------

Additions to allowance charged to operating expense during period                              146                101
                                                                                    ---------------   ----------------

Balance of allowance for loan losses at end of period                               $          776    $           535
                                                                                    ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                (.02)%                 -%
                                                                                    ===============   ================

Other income increased by $53,000 and $93,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999 due primarily to increases in service charges on deposit accounts and income associated with the increase in cash surrender value of life insurance policies on directors and executive officers.

Other expenses have increased by $111,000 and $249,000 for the second quarter and first six months of 2000 as compared to the same periods in 1999. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 22 at June 30, 2000 from 17 at June 30, 1999 and to normal salary increases. Increased deferred compensation expense and overall deposit and asset growth have caused the increases in other operating expenses.

The Company recorded income tax provisions of $56,000 and $95,000 for the second quarter and first six months of 2000 due to the Company becoming cumulatively profitable in the second quarter of 2000 and the complete utilization of its net operating loss carryover.

The Company is not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations. The Company is also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on May 18, 2000.

         (b) The following directors were selected at the meeting to serve terms for the upcoming year:

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

                 The shares represented at the meeting (526,160 or 69.37%) voted as follows:

                                            Item (b)            Item (c)
                                              # of                # of
                                             Shares              Shares
                                             ------              ------

         For                                526,136             525,350
         Against                                 -                  400
         Abstained                               24                 410
                                           --------            --------

         Total                              526,160             526,160
                                           ========            ========


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


                          FIRST GEORGIA COMMUNITY CORP.
                                  (Registrant)



DATE:  August 11, 2000           BY:   /s/ John L. Coleman
       -----------------            --------------------------------------------
                                 John L. Coleman, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  August 11, 2000           BY:  /s/ Elaine S. Kendrick
       ---------------              --------------------------------------------
                                 Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)