Form 10QSB
period 2000-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2000-11-13
CIK 1024132

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2000
                                            ---------------------------

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

                  150 Covington Street, Jackson, Georgia 30233
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (770) 504-1090
                         -------------------------------
                           (Issuer's telephone number)

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
Yes    X         No
    -------          -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 758,458; $5 par value

Transitional Small Business Disclosure Format   Yes              No    X
                                                    -------         -------

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY


--------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                                        Page
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - September 30, 2000....................................................  3

                     Consolidated Statements of Income and Comprehensive Income -
                      Three Months Ended September 30, 2000 and 1999
                      and Nine Months Ended September 30, 2000 and 1999.................................................  4

                     Consolidated Statements of Cash Flows - Nine
                      Months Ended September 30, 2000 and 1999..........................................................  5

                     Notes to Consolidated Financial Statements.........................................................  6

                  Item 2.  Management's Discussion and Analysis of
                                Financial Condition and Results of Operations...........................................  7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders.......................................... 13

                  Item 6 - Exhibits and Reports on Form 8-K............................................................. 13

                  Signatures............................................................................................ 14


                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000
                                  (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                              $          1,575,454
Federal funds sold                                                              5,070,000
Securities available-for-sale, at fair value                                    8,112,935
Loans held for sale                                                               468,971
Loans                                                                          56,053,347
Less allowance for loan losses                                                    866,973
                                                                     ---------------------
          Loans, net                                                           55,186,374
                                                                     ---------------------

Premises and equipment                                                          2,151,128
Other assets                                                                    2,694,183
                                                                     ---------------------

          Total assets                                               $         75,259,045
                                                                     =====================


                   Liabilities and Stockholders' Equity
                   ------------------------------------

Deposits
    Demand                                                           $          7,389,083
    Interest-bearing demand                                                    14,702,980
    Savings                                                                       851,000
    Time                                                                       37,782,289
                                                                     ---------------------
          Total deposits                                                       60,725,352
Other borrowings                                                                6,309,484
Other liabilities                                                                 495,574
                                                                     ---------------------
          Total liabilities                                                    67,530,410
                                                                     ---------------------

Commitments and contingent liabilities

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                                    3,792,290
    Capital surplus                                                             3,754,816
    Retained earnings                                                             317,010
    Accumulated other comprehensive loss                                         (135,481)
                                                                     ---------------------
          Total stockholders' equity                                            7,728,635
                                                                     ---------------------

          Total liabilities and stockholders' equity                 $         75,259,045
                                                                     =====================

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                          Three Months Ended                               Nine Months Ended
                                                            September 30,                                    September 30,
                                             -----------------------------------------    ----------------------------------------

                                                   2000                     1999               2000                  1999
                                             -------------------    ------------------    ------------------    ------------------
Interest income
    Loans                                    $        1,412,151     $         793,913     $       3,754,364         $   2,103,374
    Taxable securities                                  122,068               113,852               364,343               316,086
    Federal funds sold                                   84,683                53,478               175,611               130,615
                                             -------------------    ------------------    ------------------    ------------------
              Total interest income                   1,618,902               961,243             4,294,318             2,550,075
                                             -------------------    ------------------    ------------------    ------------------

Interest expense
    Deposits                                            756,251               436,171             1,958,182             1,131,052
    Other borrowings                                     79,642                15,209               180,581                15,209
                                             -------------------    ------------------    ------------------    ------------------
              Total interest expense                    835,893               451,380             2,138,763             1,146,261
                                             -------------------    ------------------    ------------------    ------------------

              Net interest income                       783,009               509,863             2,155,555             1,403,814
Provision for loan losses                                90,000                63,500               236,000               164,500
                                             -------------------    ------------------    ------------------    ------------------
              Net interest income after
                provision for loan losses               693,009               446,363             1,919,555             1,239,314
                                             -------------------    ------------------    ------------------    ------------------

Other operating income                                  120,673                73,766               326,799               186,456
                                             -------------------    ------------------    ------------------    ------------------

Other expenses
    Salaries and employee benefits                      238,196               188,504               709,106               547,041
    Occupancy and equipment expenses                     66,656                60,966               190,405               178,340
    Other operating expenses                            214,993               145,765               629,523               429,779
                                             -------------------    ------------------    ------------------    ------------------
              Total other expenses                      519,845               395,235             1,529,034             1,155,160
                                             -------------------    ------------------    ------------------    ------------------

              Net income before income taxes            293,837               124,894               717,320               270,610

Income tax expense                                       68,700                     0               163,400                     0
                                             -------------------    ------------------    ------------------    ------------------

              Net income                                225,137               124,894               553,920               270,610
                                             -------------------    ------------------    ------------------    ------------------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period           69,965               (46,144)               77,980              (238,786)
                                             -------------------    ------------------    ------------------    ------------------

              Comprehensive income           $          295,102     $          78,750     $         631,900     $          31,824
                                             ===================    ==================    ==================    ==================

Basic and diluted earnings
  per common share                           $             0.30     $            0.16     $            0.73     $            0.36
                                             ===================    ==================    ==================    ==================

Weighted average shares outstanding                     758,458               758,458               758,458               758,458
                                             ===================    ==================    ==================    ==================

Cash dividends per common share              $                0     $               0     $               0     $               0
                                             ===================    ==================    ==================    ==================

See Notes to Consolidated Financial Statements.

                  FIRST CEORGIA COMMUNITY CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                 2000                         1999
                                                                        ------------------------    -------------------------
OPERATING ACTIVITIES
    Net income                                                          $               553,920     $                270,610
    Adjustments to reconcile net income  to net cash
        provided by operating activities:
        Depreciation                                                                    100,682                       93,915
        Net increase in loans held for sale                                            (385,082)                           0
        Provision for loan losses                                                       236,000                      164,500
        Increase in interest receivable                                                (263,672)                    (131,786)
        Increase in interest payable                                                    102,439                       61,944
        Other operating activities                                                       38,961                       37,890
                                                                        ------------------------    -------------------------

              Net cash provided by operating activities                                 383,248                      497,073
                                                                        ------------------------    -------------------------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (198,825)                  (3,060,000)
    Proceeds from maturities of securities available-for-sale                                 0                      505,042
    Net (increase) decrease in Federal funds sold                                    (2,680,000)                     590,000
    Net increase in loans                                                           (15,696,609)                 (10,289,800)
    Purchase of premises and equipment                                                  (55,426)                     (71,031)
                                                                        ------------------------    -------------------------

              Net cash used in investing activities                                 (18,630,860)                 (12,325,789)
                                                                        ------------------------    -------------------------

FINANCING ACTIVITIES
    Net increase in deposits                                                         12,539,331                   11,637,112
    Repayment of other borrowings                                                        (5,230)                           0
    Proceeds from other borrowings                                                    4,550,000                    1,750,000
                                                                        ------------------------    -------------------------

              Net cash provided by financing activities                              17,084,101                   13,387,112
                                                                        ------------------------    -------------------------

Net increase (decrease) in cash and due from banks                                   (1,163,511)                   1,558,396

Cash and due from banks, beginning of period                                          2,738,965                      675,969
                                                                        ------------------------    -------------------------

Cash and due from banks, end of period                                  $             1,575,454     $              2,234,365
                                                                        ========================    =========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for interest                                $             2,036,324     $              1,084,317

NONCASH TRANSACTION
    Net unrealized (gains) losses on securities available-for-sale      $              (118,150)    $                238,786

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

          The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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

          Liquidity and Capital Resources

          As of September 30, 2000, the liquidity ratio of the Company, as determined under guidelines established by regulatory authorities, was satisfactory. Management considers the Company's liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) for the Company was approximately 19%. As the Company grows, management will continue to monitor liquidity and make adjustments as deemed necessary.

          At September 30, 2000, the capital ratios of the Company and the Bank were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios for the Company and the Bank are as follows:

                                                       Actual
                                          --------------------------------
                                                First           First
                                               Georgia         Georgia         Regulatory
                                              Community       Community         Minimum
                                                Corp.            Bank         Requirement
                                            --------------  --------------  ---------------
         Leverage capital ratios                 10.89%           9.62%            4.00%
         Risk-based capital ratios:
            Core capital                         12.71           11.23             4.00
            Total capital                        13.96           12.48             8.00

Financial Condition

Following is a summary of the Company's balance sheets for the periods indicated:

                                                     September 30,        December 31,
                                                         2000                  1999                 Increase (Decrease)
                                                   ------------------    -----------------    --------------------------------
                                                           (Dollars in Thousands)                 Amount           Percent
                                                   ---------------------------------------    --------------    --------------
Cash and due from banks                            $           1,576     $          2,739     $      (1,163)        (42.48)%
Federal funds sold                                             5,070                2,390             2,680         112.13
Securities                                                     8,113                7,796               317           4.07
Loans, net                                                    55,186               39,726            15,460          38.92
Loans held for sale                                              469                   84               385         459.04
Premises and equipment                                         2,151                2,196               (45)         (2.06)
Other assets                                                   2,694                2,403               291          12.12
                                                   ------------------    -----------------    --------------
                                                   $          75,259     $         57,334     $      17,925          31.26
                                                   ==================    =================    ==============

Deposits                                           $          60,725     $         48,186     $      12,539          26.02%
Other borrowings                                               6,310                1,765             4,545         257.54
Other liabilities                                                495                  286               209          73.05
Stockholders' equity                                           7,729                7,097               632           8.90
                                                   ------------------    -----------------    --------------
                                                   $          75,259     $         57,334     $      17,925          31.26
                                                   ==================    =================    ==============

As indicated in the above table, the Company's total assets grew at a rate of 31.26%. Deposit growth of $12,539,000 and increased other borrowings of $4,545,000 were used to fund loan growth with the remainder invested primarily in Federal funds sold. The Company is using other borrowings as an alternative funding mechanism to deposits. The Company's loan to deposit ratio has increased from 83.73% at December 31, 1999 to 92.31% at September 30, 2000, indicating continued strong loan demand in the Company's primary market area of Butts County. Stockholders' equity has increased by $632,000 due to net income of $554,000 and decreases of $78,000 in unrealized losses on securities available-for-sale.

Results of Operations for the Three Months Ended September 30, 2000 and 1999 and for the Nine Months Ended September 30, 2000 and 1999

Following is a summary of the Company's operations for the periods indicated.

                                                     Three Months Ended
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   ----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   ----------------
Interest income                                $        1,619    $        961    $          658           68.42 %
Interest expense                                          836             451               385           85.19
                                               ---------------   -------------   ---------------
Net interest income                                       783             510               273           53.57
Provision for loan losses                                  90              64                26           41.73
Other income                                              121              74                47           63.59
Other expense                                             520             395               125           31.53
                                               ---------------   -------------   ---------------
Pretax income                                             294             125               169          135.27
Income taxes                                               69               -                69               -
                                               ---------------   -------------   ---------------
Net income                                     $          225    $        125    $          100           80.26
                                               ===============   =============   ===============

                                                     Nine Months Ended
                                               -------------------------------
                                                     2000             1999              Increase (Decrease)
                                               ---------------   -------------   ----------------------------------
                                                   (Dollars in Thousands)            Amount          Percent
                                               -------------------------------   ---------------   ----------------
Interest income                                $        4,294    $      2,550    $        1,744           68.40 %
Interest expense                                        2,139           1,146               993           86.59
                                               ---------------   -------------   ---------------
Net interest income                                     2,155           1,404               751           53.55
Provision for loan losses                                 236             165                71           43.47
Other income                                              327             186               141           75.27
Other expense                                           1,529           1,155               374           32.37
                                               ---------------   -------------   ---------------
Pretax income                                             717             270               447          165.07
Income taxes                                              163               -               163               -
                                               ---------------   -------------   ---------------
Net income                                     $          554    $        270    $          284          104.69
                                               ===============   =============   ===============

As indicated in the above tables, the Company's net interest income has increased by $273,000 and $751,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The Company's net interest margin increased to 4.77% during the first nine months of 2000 as compared to 4.66% for the first nine months of 1999 and 4.60% for the entire year of 1999. The increase in net interest income and net interest margin is due primarily to the increased volume of average loans. The Company has been able to offset higher interest rates paid on deposits with higher yields earned on loans.

The provision for loan losses increased by $26,000 and $71,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. The amounts provided are due primarily to loan growth and inherent risk in the loan portfolio. The Company's allowance for loan losses as a percentage of total loans amounted to 1.55% and 1.54% at September 30, 2000 and December 31, 1999, respectively. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management's evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 2000 and 1999 is as follows:

                                                                                                  September 30,
                                                                                        ----------------------------------
                                                                                            2000                 1999
                                                                                        ----------------------------------
                                                                                             (Dollars in Thousands)
                                                                                        ----------------------------------
Nonaccrual loans                                                                        $          69     $             0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         0                   5
Restructured loans                                                                                  0                   0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      0                   0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      1                   0
Interest income that was recorded on nonaccrual and restructured loans                              0                   0


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

Information regarding certain loans and allowance for loan loss data through September 30, 2000 and 1999 is as follows:

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                    ----------------------------------
                                                                                         2000                1999
                                                                                    ---------------   ----------------
                                                                                         (Dollars in Thousands)
                                                                                    ----------------------------------
Average amount of loans outstanding                                                 $       48,332    $        29,451
                                                                                    ===============   ================

Balance of allowance for loan losses at beginning of period                         $          620    $           434
                                                                                    ---------------   ----------------

Loans charged off
   Commercial and financial                                                         $            -    $             -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                    1                  3
                                                                                    ---------------   ----------------
                                                                                                 1                  3
                                                                                    ---------------   ----------------

Loans recovered
   Commercial and financial                                                                      -                  -
   Real estate mortgage                                                                          -                  -
   Instalment                                                                                   12                  1
                                                                                    ---------------   ----------------
                                                                                                12                  1
                                                                                    ---------------   ----------------

Net charge-offs (recoveries)                                                                   (11)                 2
                                                                                    ---------------   ----------------

Additions to allowance charged to operating expense during period                              236                165
                                                                                    ---------------   ----------------

Balance of allowance for loan losses at end of period                               $          867    $           597
                                                                                    ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                                (.02)%               .01%
                                                                                    ===============   ================

Other income increased by $47,000 and $141,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999 due primarily to increases in service charges on deposit accounts and income associated with the increase in cash surrender value of life insurance policies on directors and executive officers.

Other expenses have increased by $125,000 and $374,000 for the third quarter and first nine months of 2000 as compared to the same periods in 1999. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 22 at September 30, 2000 from 16 at September 30, 1999 and to normal salary increases. Increased deferred compensation expense and overall deposit and asset growth have caused the increases in other operating expenses.

The Company recorded income tax provisions of $69,000 and $163,000 for the third quarter and first nine months of 2000 due to the Company becoming cumulatively profitable in the second quarter of 2000 and the complete utilization of its net operating loss carryover.

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


                                FIRST GEORGIA COMMUNITY CORP.
                                     (Registrant)



DATE:  November 10, 2000        BY:  /s/ John L. Coleman
       -------------------           ----------------------------------
                                John L. Coleman, President and C.E.O.
                                     (Principal Executive Officer)


DATE:  November 10, 2000        BY:  /s/ Elaine S. Kendrick
       -------------------           ----------------------------------
                                Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)