Form 10KSB
period 2000-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2001-03-30
CIK 1024132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For fiscal year ended December 31, 2000               OR
                               -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from             to
                                          -----------    ------------
         Commission file number                     0-24153
                               -------------------------------------------------

                          FIRST GEORGIA COMMUNITY CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           GEORGIA                                              58-2261088
----------------------------------------                  ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


150 COVINGTON STREET, JACKSON, GA                                  30233
----------------------------------------                  ----------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (770) 504-1090
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $5.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes [X]   No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $6,589,128.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant at March 23, 2001 was $10,788,840 based on recent private sales known to the registrant at a price of $23.00 per share. There is no established trading market for the registrant's stock.

         Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 758,458 shares of Common Stock at March 23, 2001.

Transitional Small Business Disclosure Format: Yes [ ] No [x]




                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000 are incorporated by reference into Part II.

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on May 25, 2001, are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         First Georgia Community Corp. (the "Company"), Jackson, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of First Georgia Community Bank, Jackson, Georgia (the "Bank") upon its formation. The Company filed applications with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "DBF") for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 24, 1996 and DBF approval on December 3, 1996. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the common stock of the Bank, which occurred in September 1997.

         The Bank is the sole operating subsidiary of the Company. On October 11, 1996, the Bank received approval of its Articles of Incorporation from the DBF. Its permit to begin business was issued, and it opened for business on September 8, 1997. The deposits at the Bank are insured by the FDIC, initial approval by the FDIC having been obtained on September 30, 1996.

         In October, 1996, the Company registered 800,000 shares of its common stock with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The registration statement became effective on December 11, 1996, and the Company began its stock offering a few days later. The stock offering was completed as of July 7, 1997. A total of 758,458 shares were sold in the offering, raising total capital of $7,584,580.

BUSINESS OF THE ISSUER

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

         The Bank offers a full range of deposit services that are typically available from financial institutions. The Bank offers personal and business checking accounts, interest-bearing checking accounts, savings accounts, money market funds and various types of certificates of deposit. The

Bank also offers installment loans, real estate loans, second mortgage loans, commercial loans and home equity lines of credit. In addition, the Bank provides such services as official bank checks and money orders, MasterCard and VISA credit cards, safe deposit boxes, travelers' checks, bank by mail, direct deposit of payroll and social security checks, and U.S. Savings Bonds. All deposit accounts are insured by the FDIC up to the maximum amount currently permitted by law.

         The Bank's lending philosophy is to make loans, taking into consideration the safety of the Bank's depositors' funds, the preservation of the Bank's liquidity, the interest of the Company's shareholders, and the welfare of the community. Interest income from the Bank's lending operations is the principal component of the Bank's income, so therefore prudent lending is essential for the prosperity of the Bank.

         The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments, and mortgage brokerage fees. The principal expenses of the Bank are interest paid on deposits, employee compensation, office expenses, and other overhead expenses.

         The Bank's business plan relies principally upon local advertising and promotional activity and upon personal contacts by its directors, officers and shareholders to attract business and to acquaint potential customers with the Bank's personalized services. The Bank emphasizes a high degree of personalized client service in order to be able to provide for each customer's banking needs. The Bank's marketing approach emphasizes the advantages of dealing with an independent, locally-owned and managed state chartered bank to meet the particular needs of individuals, professionals and small-to-medium-size businesses in the community. All banking services are continually evaluated with regard to their profitability. The Bank does not presently offer trust or permissible securities services.

SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

         Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

         Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -        Acquiring all or substantially all of the assets of any bank;
                  or

         -        Merging or consolidating with any other bank holding company.

         Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

         For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

         Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        The bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         Permitted Activities. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        Banking or managing or controlling banks; and

         - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

         Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        Factoring accounts receivable;

         - Making, acquiring, brokering or servicing loans and usual related activities;

         -        Leasing personal or real property;

         - Operating a non-bank depository institution, such as a savings association;

         -        Trust company functions;

         -        Financial and investment advisory activities;

         -        Conducting discount securities brokerage activities;

         - Underwriting and dealing in government obligations and money market instruments;

         - Providing specified management consulting and counseling activities;

         - Performing selected data processing services and support services;

         - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        Performing selected insurance underwriting activities.

         Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        Lending, trust and other banking activities;

         - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        Providing financial, investment, or advisory services;

         - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        Underwriting, dealing in or making a market in securities;

         - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        Merchant banking through securities or insurance affiliates;
                  and

         -        Insurance company portfolio investments.

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file and election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

         Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

         Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

         Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

         Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, we qualified for the well capitalized category.

         Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

         An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

         Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

         Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 12.83% and our ratio of Tier 1 Capital to risk-weighted assets was 11.58%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 10.29%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

         The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

         If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

         The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

         At December 31, 2000, the Bank was able to pay approximately $397,000 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -        Loans or extensions of credit to affiliates;

         -        Investment in affiliates;

         - The purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - Any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

EMPLOYEES

         As of March 1, 2001, the Bank had 19 full-time employees and 6 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

ITEM 2.  PROPERTIES

         The Company owns a two-story main office building on a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia. The building has approximately 9,085 square feet of finished space. The main office has five inside teller stations and four outside drive-up teller stations. The first floor also has four customer service stations, eight enclosed office spaces (seven of which are presently occupied), a safe deposit vault, a coupon room, a children's play room, and three customer waiting areas. The second floor of the building is unoccupied and is used for storage space and future expansion. In management's opinion, the office building and personal property of the Company and the Bank are adequately covered by insurance and are adequate for the operation of the Bank's business.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of December 31, 2000, there were approximately 985 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company had 758,458 shares of its common stock outstanding as of December 31, 2000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The discussion required by Item 6 is included in the section of the same title contained in the Company's Annual Report to Shareholders for the year ended December 31, 2000 and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements, notes thereto and independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended December 31, 2000 and are incorporated herein by reference. See Exhibit 13.2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001 under the headings "Identification of Directors and Executive Officers," "Non-Director Executive Officers of the Bank" and "Filings Under Section 16(a)" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001 under the heading "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001 under the heading "Stock Ownership of Directors Nominees and Director Nominees and Officers as a Group" and "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001 under the headings "Transactions with Management" and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Financial Statements

                  The following financial statements are attached in Exhibit
13.1 and are incorporated herein by reference:

         Independent auditor's report
         Consolidated balance sheets
         Consolidated statements of income
         Consolidated statements of comprehensive income
         Consolidated statements of stockholders' equity
         Consolidated statements of cash flows
         Notes to consolidated financial statements

         (b)      Reports on Form 8-K:

                  None

         (c)      Exhibits

       Exhibit
       Number                             Exhibit
       -------                            -------
         3.1               Articles of Incorporation.(1)

         3.2               Bylaws.(1)

         4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

         10.1*             Employment Contract between John L. Coleman and the
                           Company(1)

         10.2*             Stock Option Agreement between the Company and John
                           L. Coleman(1)

         10.3*             First Georgia Community Corp. 2001 Stock Incentive
                           Plan

         13.1              Management's Discussion and Analysis of Financial
                           Condition and Results of Operations (from the 2000
                           Annual Report to Shareholders)

         13.2 Consolidated Financial Statements of the Company, including the notes thereto and the independent auditors' report thereon
                           (from the 2000 Annual Report to Shareholders)

         21.1 Subsidiaries of the Company. The sole subsidiary of the Company is First Georgia Community Bank, Jackson,
                           Georgia, which is wholly-owned by the Company.


-----------

*      Indicates a management compensation plan or agreement.

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (Regis. No. 333-13583).

         (d)      Financial Statements

                  The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2001.

                                    FIRST GEORGIA COMMUNITY CORP.

                                    By: /s/ John L. Coleman
                                       -----------------------------------------
                                       John L. Coleman
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2001.

       Signature                                                    Title
       ---------                                                    -----
/s/ John L. Coleman                                    President and Chief Executive Officer
----------------------------
John L. Coleman*

/s/ D. Richard Ballard                                 Director
----------------------------
D. Richard Ballard

/s/ Charles W. Carter                                  Director
----------------------------
Charles W. Carter

/s/ Alfred D. Fears, Jr.                               Director
----------------------------
Alfred D. Fears, Jr.

/s/ William B. Jones                                   Director
----------------------------
William B. Jones

/s/ Harry Lewis                                        Director
----------------------------
Harry Lewis**

/s/ Joey McClelland                                    Director
----------------------------
Joey McClelland

/s/ Alexander Pollack                                  Director
----------------------------
Alexander Pollack

/s/ Robert Ryan                                        Director
----------------------------
Robert Ryan

/s/ James H. Warren                                    Director
----------------------------
James H. Warren

/s/ George L. Weaver                                   Director
----------------------------
George L. Weaver

 * Principal Executive Officer
** Principal Financial and Accounting Officer