Form 10QSB
period 2001-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2001-05-14
CIK 1024132

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                       Commission File Number: 333-13583

                         First Georgia Community Corp.
   -------------------------------------------------------------------------

       (Exact name of small business issuer as specified in its charter)

           Georgia                                        58-2261088
-------------------------------                -----------------------------

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

                                      N/A
----------------------------------------------------------------------------

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
Yes    X         No
     ----           ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 758,458; $5 par value

Transitional Small Business Disclosure Format       Yes         No     X
                                                         ----        -----

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY





-------------------------------------------------------------------------------

                                     INDEX


                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

             Consolidated Balance Sheet - March 31, 2001...................  3

             Consolidated Statements of Income and
              Comprehensive Income - Three Months Ended
              March 31, 2001 and 2000......................................  4

             Consolidated Statements of Cash Flows - Three
              Months Ended March 31, 2001 and 2000.........................  5

             Notes to Consolidated Financial Statements....................  6

          Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations......  7


PART II.  OTHER INFORMATION

          Item 4 - Submission of Matters to a Vote of Security Holders..... 12

          Item 6 - Exhibits and Reports on Form 8-K........................ 12

          Signatures....................................................... 13

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2001
                                  (Unaudited)

                         Assets
                         ------

Cash and due from banks                                                  $ 1,566,148
Federal funds sold                                                         6,526,000
Securities available-for-sale, at fair value                               9,150,342
Loans held for sale                                                          957,722

Loans                                                                     72,195,306
Less allowance for loan losses                                             1,096,131
                                                                         -----------
          Loans, net                                                      71,099,175

Premises and equipment                                                     2,132,921
Other assets                                                               3,124,608
                                                                         -----------

          Total assets                                                   $94,556,916
                                                                         ===========


      Liabilities and Stockholders' Equity
      ------------------------------------

Deposits
    Noninterest-bearing                                                  $ 8,883,183
    Interest-bearing                                                      67,247,427
                                                                         -----------
          Total deposits                                                  76,130,610
Other borrowings                                                           9,304,829
Other liabilities                                                            821,398
                                                                         -----------
          Total liabilities                                               86,256,837
                                                                         -----------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      758,458 shares issued and outstanding                                3,792,290
    Capital surplus                                                        3,754,816
    Retained earnings                                                        732,256
    Accumulated other comprehensive income                                    20,717
                                                                         -----------
          Total stockholders' equity                                       8,300,079
                                                                         -----------

          Total liabilities and stockholders' equity                     $94,556,916
                                                                         ===========

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)


                                                                          2001                 2000
                                                                       ----------           ----------
Interest income
    Loans                                                              $1,786,717           $1,091,558
    Taxable securities                                                    116,269              119,872
    Nontaxable securities                                                   9,194                    -
    Federal funds sold                                                    102,237               35,924
                                                                       ----------           ----------
              Total interest income                                     2,014,417            1,247,354
                                                                       ----------           ----------


Interest expense
    Deposits                                                              985,090              561,917
    Other borrowings                                                      138,878               34,535
                                                                       ----------           ----------
              Total interest expense                                    1,123,968              596,452
                                                                       ----------           ----------



              Net interest income                                         890,449              650,902
Provision for loan losses                                                 140,000               68,000
                                                                       ----------           ----------
              Net interest income after provision for loan losses         750,449              582,902
                                                                       ----------           ----------


Other operating income                                                    124,217               95,595
                                                                       ----------           ----------


Other expenses
    Salaries and employee benefits                                        314,118              248,992
    Occupancy and equipment expenses                                       73,079               59,145
    Other operating expenses                                              226,035              184,649
                                                                       ----------           ----------
              Total other expenses                                        613,232              492,786
                                                                       ----------           ----------

              Income before income taxes                                  261,434              185,711

Income tax expense                                                        105,300               38,500
                                                                       ----------           ----------

              Net income                                                  156,134              147,211
                                                                       ----------           ----------


Other comprehensive income, net of tax:
    Unrealized gains on securities available-for-sale
       arising during period, net of tax                                   55,366                9,380
                                                                       ----------           ----------


    Comprehensive income                                               $  211,500           $  156,591
                                                                       ==========           ==========

Basic and diluted earnings per share                                   $     0.21           $     0.19
                                                                       ==========           ==========

Cash dividends per share                                               $        -           $        -
                                                                       ==========           ==========

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (Unaudited)

                                                                                2001                2000
                                                                            -----------         ------------
OPERATING ACTIVITIES
    Net income                                                              $   156,134         $   147,211
    Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation                                                             38,382              32,401
        Net increase in loans held for sale                                    (957,722)           (288,583)
        Provision for loan losses                                               140,000              68,000
        Increase in interest receivable                                        (163,383)           (119,655)
        Increase in interest payable                                            182,904              45,316
        Other operating activities                                             (326,174)             (4,128)
                                                                            -----------         -----------

              Net cash used in operating activities                            (929,859)           (119,438)
                                                                            -----------         -----------

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                               (4,290,970)           (103,478)
    Proceeds from maturities of securities available-for-sale                 3,508,049                   -
    Net (increase) decrease in federal funds sold                               564,000          (1,130,000)
    Net increase in loans                                                    (8,204,791)         (6,057,519)
    Purchase of premises and equipment                                           (8,726)            (31,277)
                                                                            -----------         -----------

              Net cash used in investing activities                          (8,432,438)         (7,322,274)
                                                                            -----------         -----------

FINANCING ACTIVITIES
    Net increase in deposits                                                  6,452,858           4,108,214
    Repayment of other borrowings                                                (2,029)             (1,941)
    Proceeds from other borrowings                                            3,000,000           2,550,000
                                                                            -----------         -----------

              Net cash provided by financing activities                       9,450,829           6,656,273
                                                                            -----------         -----------

Net increase (decrease) in cash and due from banks                               88,532            (785,439)

Cash and due from banks, beginning of period                                  1,477,616           2,738,965
                                                                            -----------         -----------

Cash and due from banks, end of period                                      $ 1,566,148         $ 1,953,526
                                                                            ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                            $   941,064         $   551,136

        Income taxes                                                        $   313,105         $         -

NONCASH TRANSACTION
    Unrealized gains on securities available-for-sale                       $   (85,914)        $   (14,212)


See Notes to Consolidated Financial Statements.

                 3FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial information for First Georgia Community Corp. (the "Company") included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

         The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted the early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's earnings or financial position.

         There are no other recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of the First Georgia Community Corp. and its bank subsidiary, First Georgia Community Bank, during the periods included in the accompanying consolidated financial statements.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING
         STATEMENTS

         Certain of the statements made herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") are forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Georgia Community Corp. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," "may," "intend," or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in the our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

         Liquidity and Capital Resources

         As of March 31, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 17%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

         At March 31, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                Actual
                                      ------------------------
                                                                  Minimum
                                                                 Regulatory
                                      Consolidated     Bank      Requirement
                                      ------------   ---------   -----------

         Leverage capital ratios            9.04 %      8.32 %       4.00 %
         Risk-based capital ratios:
            Core capital                    9.98        9.19         4.00
            Total capital                  11.23       10.44         8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                    March 31,           December 31,
                                      2001                  2000
                                 ----------------    -------------------
                                         (Dollars in Thousands)
                                 ---------------------------------------

Cash and due from banks               $ 1,566                 $ 1,478
Federal funds sold                      6,526                   7,090
Securities                              9,150                   8,282
Loans, net                             71,099                  63,034
Loans held for sale                       958                       -
Premises and equipment                  2,133                   2,163
Other assets                            3,125                   2,929
                                      -------                 -------
                                      $94,557                 $84,976
                                      =======                 =======

Deposits                              $76,131                 $69,678
Other borrowings                        9,305                   6,307
Other liabilities                         821                     902
Stockholders' equity                    8,300                   8,089
                                      -------                 -------
                                      $94,557                 $84,976
                                      =======                 =======

Our assets increased by 11% during the first quarter of 2001. Deposit growth of $6,453,000 and increased other borrowings of $2,998,000 were used to fund loan growth with the remainder invested primarily in securities. Our loan to deposit ratio has increased from 92% at December 31, 2000 to 95% at March 31, 2001 indicating continued strong loan demand in our primary market area of Butts County, Georgia. Our total equity has increased by year-to-date net income of $156,000 and increased gains on securities available-for-sale, net of tax, of $55,000.

Results of Operations For The Three Months Ended March 31, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                          Three Months Ended
                                               March 31,
                                      -------------------------
                                        2001             2000
                                      --------         --------
                                      (Dollars in Thousands)
                                      -------------------------

Interest income                        $2,014           $1,247

Interest expense                        1,124              596
                                       ------           ------

Net interest income                       890              651

Provision for loan losses                 140               68

Other income                              124               96

Other expense                             613              493
                                       ------           ------

Pretax income                             261              186

Income taxes                              105               39
                                       ------           ------

Net income                             $  156           $  147
                                       ======           ======

Our net interest income has increased by $239,000 during the first quarter of 2001 as compared to the same period in 2000. Our net interest margin decreased to 4.16% during the first quarter of 2001 as compared to 4.91% for the first quarter of 2000 and 4.78% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the repricing of variable rate loans as the prime rate has dropped. The repricing of these loans at lower rates have decreased margins because not all of our interest-bearing liabilities can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $72,000 during the first quarter of 2001 as compared to the same period in 2000. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.52% at March 31, 2001 as compared to 1.51% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay and the underlying collateral value.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2001 and 2000 is as follows:

                                                                                              March 31,
                                                                                    ---------------------------
                                                                                        2001          2000
                                                                                    ---------------------------
                                                                                       (Dollars in Thousands)
                                                                                    ---------------------------
Nonaccrual loans                                                                       $    0        $    0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                 0             0
Restructured loans                                                                          0             0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                              0             0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                              0             0
Interest income that was recorded on nonaccrual and restructured loans                      0             0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2001 and 2000 is as follows:

                                                                          Three Months Ended
                                                                              March 31,
                                                                  -----------------------------------
                                                                       2001                 2000
                                                                  ----------------   ----------------
                                                                        (Dollars in Thousands)
                                                                  -----------------------------------
Average amount of loans outstanding                                   $   68,542         $   42,795
                                                                      ===========        ===========

Balance of allowance for loan losses at beginning of period           $      967         $      620
                                                                      -----------        -----------
Loans charged off
   Commercial and financial                                                    -                  -
   Real estate mortgage                                                        -                  -
   Installment                                                                12                  -
                                                                      -----------        -----------
                                                                              12                  -
                                                                      -----------        -----------

Loans recovered
   Commercial and financial                                                    -                  -
   Real estate mortgage                                                        -                  -
   Installment                                                                 1                  6
                                                                      -----------        -----------
                                                                               1                  6
                                                                      -----------        -----------

Net charge-offs                                                               11                (6)
                                                                      -----------        -----------

Additions to allowance charged to operating expense during period            140                 68
                                                                      -----------        -----------

Balance of allowance for loan losses at end of period                 $    1,096         $      694
                                                                      ==========         ==========

Ratio of net loans charged off during the period to
   average loans outstanding                                                .02%                 -%
                                                                      =========          =========

Other income has increased during the first quarter of 2001 as compared to the same period in 2000 by $28,000 due primarily to increased service charges on deposit accounts of $26,000.

Other expenses increased during the first quarter of 2001 as compared to the same period in 2000 by $120,000 due to increased salaries and employee benefits of $65,000, occupancy and equipment expenses of $14,000, and other operating expenses of $41,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 26 at March 31, 2001 from 22 at March 31, 2000 and to other annual salary increases. Occupancy and equipment expenses have increased due primarily to increased equipment repair and maintenance expenses of $8,000 and increased depreciation costs of $6,000. Other operating expenses have increased due to our overall growth.

We have provided for income taxes at an effective tax rate of 40% including state income taxes for the first quarter of 2001. We recorded our initial income tax provision of $39,000 in the first quarter of 2000 due to the utilization of our net operating loss carryover in 2000.

                            II - OTHER INFORMATION





ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits.

                 None.

         (b)     Reports on Form 8-K.

                 None.

                                  SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST GEORGIA COMMUNITY CORP.
                                    (Registrant)



DATE:  May 11, 2001             BY:  /s/ John L. Coleman
                                    -------------------------------------------
                                    John L. Coleman, President and C.E.O.
                                    (Principal Executive Officer)


DATE:  May 11, 2001             BY:  /s/ Elaine S. Kendrick
                                    -------------------------------------------
                                    Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)