Form 10QSB
period 2001-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2001-08-13
CIK 1024132

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended      June 30, 2001
                                              ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________  to __________

                      Commission File Number:  333-13583

                         First Georgia Community Corp.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                            58-2261088
-------------------------------                         -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                 150 Covington Street, Jackson, Georgia  30233
        -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (770) 504-1090
                          ---------------------------
                          (Issuer's telephone number)

                                      N/A
       -----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    -------         -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 758,458; $5 par value

Transitional Small Business Disclosure Format       Yes              No     X
                                                         -------         -------

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY





--------------------------------------------------------------------------------

                                     INDEX
                                     -----


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

           Consolidated Balance Sheet - June 30, 2001..................        3

           Consolidated Statements of Income and Comprehensive Income
           - Three Months Ended June 30, 2001 and 2000
           and Six Months Ended June 30, 2001 and 2000.................        4

           Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2001 and 2000.........................        5

           Notes to Consolidated Financial Statements..................        6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.....           7

PART II. OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders...      13

         Item 6 - Exhibits and Reports on Form 8-K......................      13

         Signatures.....................................................      14

                        PART I - FINANCIAL INFORMATION
                             FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                                 June 30, 2001
                                  (Unaudited)



                              Assets
                              ------
Cash and due from banks                                           $  2,346,525
Federal funds sold                                                  13,533,000
Securities available-for-sale, at fair value                        10,141,430
Loans held for sale                                                    177,919

Loans                                                               78,657,849
Less allowance for loan losses                                       1,207,638
                                                                  ------------
          Loans, net                                                77,450,211

Premises and equipment                                               2,114,162
Other assets                                                         3,186,432

                                                                  ------------

          Total assets                                            $108,949,679
                                                                  ============


           Liabilities and Stockholders' Equity
           ------------------------------------

Deposits
    Noninterest-bearing                                           $  9,632,252
    Interest-bearing                                                80,808,799
                                                                  ------------
          Total deposits                                            90,441,051
Other borrowings                                                     9,302,773
Other liabilities                                                      725,499
                                                                  ------------
          Total liabilities                                        100,469,323
                                                                  ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      758,458 shares issued and outstanding                          3,792,290
    Capital surplus                                                  3,754,816
    Retained earnings                                                  912,097
    Accumulated other comprehensive income                              21,153
                                                                  ------------
          Total stockholders' equity                                 8,480,356
                                                                  ------------

          Total liabilities and stockholders' equity              $108,949,679
                                                                  ============

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                  AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                                                  Three Months Ended            Six Months Ended
                                                                                       June 30,                     June 30,
                                                                              -------------------------     ------------------------
                                                                                 2001          2000           2001           2000
                                                                              ----------     ----------     ----------    ----------
Interest income
    Loans                                                                     $1,891,737     $1,250,655     $3,678,453    $2,342,213
    Taxable securities                                                           132,514        122,403        248,783       242,275
    Nontaxable securities                                                          6,545           --           15,739          --
    Federal funds sold                                                            81,695         55,004        183,931        90,928
                                                                              ----------     ----------     ----------    ----------
              Total interest income                                            2,112,491      1,428,062      4,126,906     2,675,416
                                                                              ----------     ----------     ----------    ----------
Interest expense
    Deposits                                                                   1,033,798        640,014      2,018,888     1,201,931
    Other borrowings                                                             133,261         66,404        272,138       100,939
                                                                              ----------     ----------     ----------    ----------
              Total interest expense                                           1,167,059        706,418      2,291,026     1,302,870
                                                                              ----------     ----------     ----------    ----------

              Net interest income                                                945,432        721,644      1,835,880     1,372,546
Provision for loan losses                                                        111,000         78,000        251,000       146,000
                                                                              ----------     ----------     ----------    ----------
              Net interest income after
                provision for loan losses                                        834,432        643,644      1,584,880     1,226,546
                                                                              ----------     ----------     ----------    ----------

Other operating income                                                           129,133        110,531        253,350       206,126
                                                                              ----------     ----------     ----------    ----------
Other expenses
    Salaries and employee benefits                                               339,330        253,526        653,448       502,518
    Occupancy and equipment expenses                                              81,115         64,604        154,195       123,749
    Other operating expenses                                                     239,679        198,273        465,712       382,922
                                                                              ----------     ----------     ----------    ----------
              Total other expenses                                               660,124        516,403      1,273,355     1,009,189
                                                                              ----------     ----------     ----------    ----------

              Income before income taxes                                         303,441        237,772        564,875       423,483

Income tax expense                                                               123,600         56,200        228,900        94,700
                                                                              ----------     ----------     ----------    ----------

              Net income                                                         179,841        181,572        335,975       328,783
                                                                              ----------     ----------     ----------    ----------

Other comprehensive income (loss):
    Unrealized gains (losses) on securities
      available-for-sale arising during period, net of tax                           436         (1,366)        55,802         8,015
                                                                              ----------     ----------     ----------    ----------

              Comprehensive income                                            $  180,277     $  180,206     $  391,777    $  336,798
                                                                              ==========     ==========     ==========    ==========

Basic and diluted earnings per share                                          $     0.24     $     0.24     $     0.44    $     0.43
                                                                              ==========     ==========     ==========    ==========

Cash dividends per share                                                      $        -     $        -     $        -    $        -
                                                                              ==========     ==========     ==========    ==========

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                                                                   2001                    2000
                                                                                               ------------            -------------
OPERATING ACTIVITIES
    Net income                                                                                 $    335,975            $    328,783
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                                                 77,542                  65,557
        Net increase in loans held for sale                                                        (177,919)               (159,813)
        Provision for loan losses                                                                   251,000                 146,000
        Increase in interest receivable                                                            (184,259)               (174,798)
        Increase in interest payable                                                                149,682                  47,719
        Other operating activities                                                                 (430,066)                (26,671)
                                                                                               ------------            ------------
              Net cash provided by operating activities                                              21,955                 226,777
                                                                                               ------------            ------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                   (7,869,630)               (101,212)
    Proceeds from maturities of securities available-for-sale                                     6,096,324                       -
    Net increase in Federal funds sold                                                           (6,443,000)             (2,340,000)
    Net increase in loans                                                                       (14,666,827)            (10,207,747)
    Purchase of premises and equipment                                                              (29,127)                (46,613)
                                                                                               ------------            ------------

              Net cash used in investing activities                                             (22,912,260)            (12,695,572)
                                                                                               ------------            ------------

FINANCING ACTIVITIES
    Net increase in deposits                                                                     20,763,299               8,960,361
    Repayment of other borrowings                                                                    (4,085)                 (3,907)
    Proceeds from other borrowings                                                                3,000,000               2,550,000
                                                                                               ------------            ------------

              Net cash provided by financing activities                                          23,759,214              11,506,454
                                                                                               ------------            ------------

Net increase (decrease) in cash and due from banks                                                  868,909                (962,341)

Cash and due from banks, beginning of period                                                      1,477,616               2,738,965
                                                                                               ------------            ------------

Cash and due from banks, end of period                                                         $  2,346,525            $  1,776,624
                                                                                               ============            ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid for:
        Interest                                                                               $  2,141,344            $  1,255,151

        Income taxes                                                                           $    582,305            $     71,816




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

         The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this statement was deferred by SFAS No. 137 until fiscal years beginning after June 15, 2000. However, the statement permitted early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted this statement effective January 1, 2001. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet at fair value. For derivatives that are not designated as hedges, the gain or loss must be recognized in earnings in the period of change. For derivatives that are designated as hedges, changes in the fair value of the hedged assets, liabilities, or firm commitments must be recognized in earnings or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The ineffective portion of a derivative's change in fair value must be recognized in earnings immediately. The adoption of SFAS No. 133 had no material effect on the Company's earnings or financial position.

         There are no other accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected the financial position and operating results of First Georgia Community Corp. and its bank subsidiary, First Georgia Community Bank, during the periods included in the accompanying consolidated financial statements.

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

         These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet.

         Liquidity and Capital Resources

         As of June 30, 2001, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 23%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

         At June 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                 Actual
                                        ---------------------
                                                                Minimum
                                                               Regulatory
                                        Consolidated    Bank   Requirement
                                        -------------  ------  -----------

         Leverage capital ratios           10.45%       8.34%     4.00%
         Risk-based capital ratios:
           Core capital                    13.89        9.16      4.00
           Total capital                   14.86       10.41      8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                     June 30,   December 31,
                                       2001         2000
                                    ---------   -----------
                                     (Dollars in Thousands)
                                    -----------------------

         Cash and due from banks    $  2,347       $ 1,478
         Federal funds sold           13,533         7,090
         Securities                   10,141         8,282
         Loans, net                   77,450        63,034
         Loans held for sale             178             -
         Premises and equipment        2,114         2,163
         Other assets                  3,187         2,929
                                    --------       -------
                                    $108,950       $84,976
                                    ========       =======

         Deposits                   $ 90,441       $69,678
         Other borrowings              9,303         6,307
         Other liabilities               726           902
         Stockholders' equity          8,480         8,089
                                    --------       -------
                                    $108,950       $84,976
                                    ========       =======

Our assets increased by 28% during the first six months of 2001. Deposit growth of $20,763,000 and increased other borrowings of $2,996,000 were used to fund loan growth with the remainder invested primarily in federal funds sold. Our loan to deposit ratio has decreased to 87% at June 30, 2001 from 92% at December 31, 2000, indicating continued strong loan demand in our primary market area of Butts County. Stockholders' equity has increased by $391,000 due to net income of $336,000 and increased gains on securities available-for-sale, net of tax of $55,000.

Results of Operations For The Three Months Ended June 30, 2001 and 2000 and for the Six Months Ended June 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.


                                          Three Months Ended
                                               June 30,
                                        ----------------------
                                           2001        2000
                                        ---------   ----------
                                        (Dollars in Thousands)
                                        ----------------------

         Interest income                  $2,112    $1,428
         Interest expense                  1,167       706
                                          ------    ------
         Net interest income                 945       722
         Provision for loan losses           111        78
         Other income                        129       110
         Other expense                       660       516
                                          ------    ------
         Pretax income                       303       238
         Income taxes                        124        56
                                          ------    ------
         Net income                       $  179    $  182
                                          ======    ======


                                           Six Months Ended
                                               June 30,
                                        ----------------------
                                            2001      2000
                                        ---------   ----------
                                        (Dollars in Thousands)
                                        ----------------------

         Interest income                  $4,127    $2,676
         Interest expense                  2,291     1,303
                                          ------    ------
         Net interest income               1,836     1,373
         Provision for loan losses           251       146
         Other income                        253       206
         Other expense                     1,273     1,009
                                          ------    ------
         Pretax income                       565       424
         Income taxes                        229        95
                                          ------    ------
         Net income                       $  336    $  329
                                          ======    ======

Our net interest income has increased by $223,000 and $463,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 4.06% during the first six months of 2001 as compared to 4.84% for the first six months of 2000 and 4.78% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the repricing of variable rate loans as prime has continued to drop. The repricing of these loans at lower rates has decreased margins because not all of our interest-bearing liabilities can be repriced as quickly. As deposits mature and are repriced, we expect to see our net interest margin increase.

The provision for loan losses increased by $33,000 and $105,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.54% at June 30, 2001 as compared to 1.51% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 2001 and 2000 is as follows:

                                                                             June 30,
                                                                     ----------------------
                                                                        2001       2000
                                                                     ----------------------
                                                                     (Dollars in Thousands)
                                                                     ----------------------
Nonaccrual loans                                                       $  0         $0
Loans contractually past due ninety days or more as to interest
 or principal payments and still accruing                               299          0
Restructured loans                                                        0          0
Loans, now current about which there are serious doubts as to the
 ability of the borrower to comply with loan repayment terms              0          0
Interest income that would have been recorded on nonaccrual
 and restructured loans under original terms                              0          0
Interest income that was recorded on nonaccrual and restructured          0          0
 loans



It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2001 and 2000 is as follows:

                                                                            Six Months Ended
                                                                                 June 30,
                                                                         ----------------------
                                                                           2001        2000
                                                                         ----------------------
                                                                         (Dollars in Thousands)
                                                                         ----------------------
         Average amount of loans outstanding                              $73,126     $45,648
                                                                          =======     =======
         Balance of allowance for loan losses at beginning of period      $   967     $   620
                                                                          -------     -------

         Loans charged off
           Commercial and financial                                       $     -     $     -
           Real estate mortgage                                                 -           -
           Installment                                                         12           1
                                                                          -------     -------
                                                                               12           1
                                                                          -------     -------
         Loans recovered
           Commercial and financial                                             -           -
           Real estate mortgage                                                 -           -
           Installment                                                          2          11
                                                                          -------     -------
                                                                                2          11
                                                                          -------     -------
         Net charge-offs (recoveries)                                          10         (10)
                                                                          -------     -------
         Additions to allowance charged to operating expense during
           period                                                             251         146
                                                                          -------     -------

         Balance of allowance for loan losses at end of period            $ 1,208     $   776
                                                                          =======     =======
         Ratio of net loans charged off during the period to
           average loans outstanding                                          .01%       (.02)%
                                                                          =======     =======


Other income increased by $19,000 and $47,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $144,000 and $264,000 for the second quarter and first six months of 2001, respectively, as compared to the same periods in 2000. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 26 at June 30, 2001 from 22 at June 30, 2000 and to other annual salary increases. Overall deposit and asset growth have caused the increases in other operating expenses.

We have provided for income taxes at an effective rate of 40% including state income taxes for the first six months of 2001. Our effective Income tax rate was substantially lower in 2000 due to the utilization of our net operating loss carryforward.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The annual meeting of the stockholders of the Company was held on May 23, 2001.

         (b) The following directors were selected at the meeting to serve terms for the upcoming year:

              Richard Ballard                Joey McClelland
              Charles W. Carter              Alexander Pollack
              John L. Coleman                Robert Ryan
              Alfred D. Fears, Jr.           James H. Warren
              William B. Jones               George L. Weaver
              Harry Lewis

         (c)  The Company's 2001 Stock Incentive Plan was approved.

         (d) Mauldin & Jenkins, LLC was approved as the Company's certified public accountants.

              The shares represented at the meeting (533,187 or 70.30%) voted as follows:


                                    Item (b)         Item (c)         Item (d)
                                      # of             # of             # of
                                     Shares           Shares           Shares
                                    --------         --------         --------
              For                   532,972          516,548          530,018
              Against                   215           10,300              300
              Abstained                  --            4,030              560
              Withheld                   --            2,309            2,309
                                    -------          -------          -------

              Total                 533,187          533,187          533,187
                                    =======          =======          =======

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              None

         (b)  Reports on Form 8-K.

              None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FIRST GEORGIA COMMUNITY CORP.
                                    (Registrant)



DATE:  August 10, 2001              BY:  /s/ John L. Coleman
       ---------------                   ---------------------------------------
                                    John L. Coleman, President and C.E.O.
                                        (Principal Executive Officer)


DATE:  August 10, 2001              BY:  /s/ Elaine S. Kendrick
       ---------------                   ---------------------------------------
                                    Elaine S. Kendrick, Secretary and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)