Form 10QSB
period 2001-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2001-11-13
CIK 1024132

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      September 30, 2001
                                            ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    -----------

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


                                 (770) 504-1090
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
        --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
    -------          -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2001: 758,458; $5 par value

Transitional Small Business Disclosure Format       Yes           No     X
                                                        ------         -------

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

------------------------------------------------------------------------------

                                      INDEX
                                      -----

                                                                                                                        Page
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - September 30, 2001..............................................        3

                     Consolidated Statements of Income and Comprehensive Income -
                        Three Months Ended September 30, 2001 and 2000
                        and Nine Months Ended September 30, 2001 and 2000..........................................       4

                     Consolidated Statements of Cash Flows - Nine
                      Months Ended September 30, 2001 and 2000.....................................................       5

                     Notes to Consolidated Financial Statements....................................................       6

                  Item 2.  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations.........................................    7-12


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders.....................................      13

                  Item 6 - Exhibits and Reports on Form 8-K........................................................      13

                  Signatures.......................................................................................      14

                        PART I - FINANCIAL INFORMATION
            ITEM I.          FINANCIAL STATEMENTS

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)


             Assets
             ------
Cash and due from banks                                           $  2,496,767
Federal funds sold                                                   6,930,000
Securities available-for-sale, at fair value                        14,387,361
Loans held for sale                                                    219,512
Loans                                                               85,829,677
Less allowance for loan losses                                       1,311,473
                                                                  ------------
          Loans, net                                                84,518,204
                                                                  ------------

Premises and equipment                                               2,089,690
Other assets                                                         3,273,679
                                                                  ------------
          Total assets                                            $113,915,213
                                                                  ============

           Liabilities and Stockholders' Equity
           ------------------------------------

Deposits
    Noninterest-bearing                                           $  9,618,316
    Interest-bearing                                                81,831,349
          Total deposits                                            91,449,665
Other borrowings                                                    12,800,693
Other liabilities                                                      771,654
                                                                  ------------
          Total liabilities                                        105,022,012
                                                                  ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
       758,458 shares issued and outstanding                         3,792,290
    Capital surplus                                                  3,754,816
    Retained earnings                                                1,186,305
    Accumulated other comprehensive income                             159,790
                                                                  ------------
          Total stockholders' equity                                 8,893,201
                                                                  ------------

          Total liabilities and stockholders' equity              $113,915,213
                                                                  ============

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                             ----------------------          ----------------------
                                                                2001        2000                2001         2000
                                                             ---------   -----------         ----------  -----------
Interest income
 Loans                                                       $1,949,309   $1,412,151         $5,627,763   $3,754,364
 Taxable securities                                             173,369      122,068            422,152      364,343
 Nontaxable securities                                            9,516            -             25,255            -
 Federal funds sold                                              65,746       84,683            249,677      175,611
                                                             ----------   ----------         ----------   ----------
   Total interest income                                      2,197,940    1,618,902          6,324,847    4,294,318
                                                             ----------   ----------         ----------   ----------

Interest expense
 Deposits                                                     1,018,037      756,251          3,036,925    1,958,182
 Other borrowings                                               166,342       79,642            438,480      180,581
                                                             ----------   ----------         ----------   ----------
   Total interest expense                                     1,184,379      835,893          3,475,405    2,138,763
                                                             ----------   ----------         ----------   ----------

   Net interest income                                        1,013,561      783,009          2,849,442    2,155,555
Provision for loan losses                                       107,000       90,000            358,000      236,000
                                                             ----------   ----------         ----------   ----------
   Net interest income after
    provision for loan losses                                   906,561      693,009          2,491,442    1,919,555
                                                             ----------   ----------         ----------   ----------

Other operating income                                          144,462      120,673            397,812      326,799
                                                             ----------   ----------         ----------   ----------

Other expenses
 Salaries and employee benefits                                 347,151      254,870          1,000,598      757,388
 Occupancy and equipment expenses                                78,294       66,656            232,489      190,405
 Other operating expenses                                       228,960      198,319            694,674      581,241
                                                             ----------   ----------         ----------   ----------
   Total other expenses                                         654,405      519,845          1,927,761    1,529,034
                                                             ----------   ----------         ----------   ----------

   Net income before income taxes                               396,618      293,837            961,493      717,320

Income tax expense                                              122,410       68,700            351,310      163,400
                                                             ----------   ----------         ----------   ----------

   Net income                                                   274,208      225,137            610,183      553,920
                                                             ----------   ----------         ----------   ----------

Other comprehensive income :
 Unrealized gains  on securities
  available-for-sale arising during period                      138,637       69,965            194,439       77,980
                                                             ----------   ----------         ----------   ----------

   Comprehensive income                                      $  412,845   $  295,102         $  804,622   $  631,900
                                                             ==========   ==========         ==========   ==========

Basic and diluted earnings per share                         $     0.36   $     0.30         $     0.80   $     0.73
                                                             ==========   ==========         ==========   ==========

Cash dividends per share                                     $        -   $        -         $        -   $        -
                                                             ==========   ==========         ==========   ==========

See Notes to Consolidated Financial Statements.

                 FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                                                                   2001                   2000
                                                                                              -------------           ------------
OPERATING ACTIVITIES
    Net income                                                                                 $    610,183           $    553,920
    Adjustments to reconcile net income  to net cash
      provided by operating activities:
        Depreciation                                                                                118,171                100,682
        Net increase in loans held for sale                                                        (219,512)              (385,082)
        Provision for loan losses                                                                   358,000                236,000
        Increase in interest receivable                                                             (30,644)              (263,672)
        Increase in interest payable                                                                  6,139                102,439
        Other operating activities                                                                 (566,202)                38,961
                                                                                               ------------           ------------
              Net cash provided by operating activities                                             276,135                383,248
                                                                                               ------------           ------------
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                  (12,496,335)              (198,825)
    Proceeds from maturities of securities available-for-sale                                     6,700,707                      -
    Net (increase) decrease in federal funds sold                                                   160,000             (2,680,000)
    Net increase in loans                                                                       (21,841,820)           (15,696,609)
    Purchase of premises and equipment                                                              (45,284)               (55,426)
                                                                                               ------------           ------------
              Net cash used in investing activities                                             (27,522,732)           (18,630,860)
                                                                                               ------------           ------------
FINANCING ACTIVITIES
    Net increase in deposits                                                                     21,771,913             12,539,331
    Repayment of other borrowings                                                                    (6,165)                (5,230)
    Proceeds from other borrowings                                                                6,500,000              4,550,000
                                                                                               ------------           ------------
              Net cash provided by financing activities                                          28,265,748             17,084,101
                                                                                               ------------           ------------
Net increase (decrease) in cash and due from banks                                                1,019,151             (1,163,511)

Cash and due from banks, beginning of period                                                      1,477,616              2,738,965
                                                                                               ------------           ------------
Cash and due from banks, end of period                                                         $  2,496,767           $  1,575,454
                                                                                               ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

    Cash paid during period for:

           Interest                                                                            $  3,455,539           $  2,036,324

           Income taxes                                                                        $    782,405           $          -

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

          The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

          Liquidity and Capital Resources

          Liquidity management involves the matching of cash flow requirements of deposit withdrawals, customers' credit needs, and our operational needs with our ability to raise funds for these cash flow requirements. We meet liquidity requirements primarily through deposit growth, management of short-term investments and maturities, and repayments of loans and securities. We have access to sources of funds other than deposits, such as federal funds line of credit with correspondent banks and other borrowing arrangements with the Federal Home Loan Bank. We also have the ability to meet liquidity requirements by selling securities available-for-sale and selling participations in loans that we generate. Liquidity is monitored on a periodic basis to insure we have the ability and sources available to meet our funding requirements. As of September 30, 2001, we consider our liquidity to be adequate to meet operating and loan funding requirements.

          As of September 30, 2001, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                                               Actual
                                                                    --------------------------------      Minimum
                                                                                                        Regulatory
                                                                     Consolidated         Bank          Requirement
                                                                    ---------------   --------------  ---------------
                         Leverage capital ratios                          7.79%            7.77%             4.00%
                         Risk-based capital ratios:
                            Core capital                                  9.09             9.07              4.00
                            Total capital                                10.34            10.32              8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                     September 30,          December 31,
                                                          2001                  2000
                                                   -------------------    ------------------
                                                            (Dollars in Thousands)
                                                   -----------------------------------------
Cash and due from banks                            $            2,497     $           1,478
Federal funds sold                                              6,930                 7,090
Securities                                                     14,387                 8,282
Loans, net                                                     84,518                63,034
Loans held for sale                                               219                     -
Premises and equipment                                          2,090                 2,163
Other assets                                                    3,274                 2,929
                                                   -------------------    ------------------
                                                   $          113,915     $          84,976
                                                   ===================    ==================

Deposits                                           $           91,450     $          69,678
Other borrowings                                               12,801                 6,307
Other liabilities                                                 771                   902
Stockholders' equity                                            8,893                 8,089
                                                   -------------------    ------------------
                                                   $          113,915     $          84,976
                                                   ===================    ==================

Our assets increased by 34% during the first nine months of 2001. Deposit growth of $21,772,000 and increased other borrowings of $6,494,000 were used to fund loan growth with the remainder invested primarily in securities. Our loan to deposit ratio has increased to 94% at September 30, 2001 from 92% at December 31, 2000, indicating continued strong loan demand in our primary market area of Butts County. Stockholders' equity has increased by $804,000 due to net income of $610,000 and increased gains on securities available-for-sale, net of tax of $194,000.

Results of Operations For The Three Months Ended September 30, 2001 and 2000 and for the Nine Months Ended September 30, 2001 and 2000

Following is a summary of our operations for the periods indicated.

                                                   Three Months Ended
                                                      September 30,
                                            ----------------------------------
                                                   2001               2000
                                            ----------------    --------------
                                                 (Dollars in Thousands)
Interest income                             $         2,198     $       1,619
Interest expense                                      1,185               836
                                            ----------------    --------------
Net interest income                                   1,013               783
Provision for loan losses                               107                90
Other income                                            144               121
Other expense                                           654               520
                                            ----------------    --------------
Pretax income                                           396               294
Income taxes                                            122                69
                                            ----------------    --------------
Net income                                  $           274     $         225
                                            ================    ==============

                                                    Nine Months Ended
                                                      September 30,
                                            ----------------------------------
                                                   2001               2000
                                            ----------------    --------------
                                                 (Dollars in Thousands)
Interest income                             $         6,325     $       4,294
Interest expense                                      3,476             2,139
                                            ----------------    --------------
Net interest income                                   2,849             2,155
Provision for loan losses                               358               236
Other income                                            398               327
Other expense                                         1,928             1,529
                                            ----------------    --------------
Pretax income                                           961               717
Income taxes                                            351               163
                                            ----------------    --------------
Net income                                  $           610     $         554
                                            ================    ==============

Our net interest income has increased by $230,000 and $694,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Our net interest margin decreased to 3.97% during the first nine months of 2001 as compared to 4.77% for the first nine months of 2000 and 4.78% for the entire year of 2000. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in the net interest margin is due to continued pressures on the rates we can earn on our interest-earning assets, as the prime rate has been lowered ten times in 2001 to 5.00%. The reduction in the prime rate immediately lowers the rates we earn on our variable rate loans and overnight federal funds balances as well as puts pressure on the rates we can earn on fixed rate loans. We have been able to offset some of the decrease in our net interest margin by the lowering of rates we pay on our interest-bearing liabilities. As deposits mature and are repriced, we expect to see our net interest margin increase. However, the prime rate may continue to drop which would continue to have a negative impact on our net interest margin.

The provision for loan losses increased by $17,000 and $122,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans amounted to 1.53% at September 30, 2001 as compared to 1.51% at December 31, 2000. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a continuing review of loan loss experience, current economic conditions which may affect the borrower's ability to repay, and the underlying collateral value.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 2001 and 2000 is as follows:

                                                                                                 September 30,
                                                                                      -------------------------------------
                                                                                           2001                   2000
                                                                                      -------------------------------------
                                                                                             (Dollars in Thousands)
Nonaccrual loans                                                                      $             0     $             69
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                                         0                    0
Restructured loans                                                                                  0                    0
Loans, now current about which there are serious doubts as to the
   ability of the borrower to comply with loan repayment terms                                      0                    0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                                      0                    1
Interest income that was recorded on nonaccrual and restructured loans                              0                    0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2001 and 2000 is as follows:

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ---------------------------------
                                                                                      2001                2000
                                                                                 ---------------   ----------------
                                                                                      (Dollars in Thousands)
Average amount of loans outstanding                                              $      77,287     $        48,332
                                                                                 =============     ===============
Balance of allowance for loan losses at beginning of period                      $         967     $           620
                                                                                 -------------     ---------------

Loans charged off
   Commercial and financial                                                                  -                   -
   Real estate mortgage                                                                      -                   -
   Installment                                                                              16                   1
                                                                                 -------------     ---------------
                                                                                            16                   1
                                                                                 -------------     ---------------

Loans recovered
   Commercial and financial                                                                  -                   -
   Real estate mortgage                                                                      -                   -
   Installment                                                                               2                  12
                                                                                 -------------     ---------------
                                                                                             2                  12
                                                                                 -------------     ---------------

Net charge-offs (recoveries)                                                                14                 (11)
                                                                                 -------------     ---------------

Additions to allowance charged to operating expense during period                          358                 236
                                                                                 -------------     ---------------

Balance of allowance for loan losses at end of period                            $       1,311     $           867
                                                                                 =============     ===============

Ratio of net loans charged off (recovered) during the period to
   average loans outstanding                                                               .02%              (.02)%
                                                                                 =============     ==============

Other income increased by $23,000 and $71,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $134,000 and $399,000 for the third quarter and first nine months of 2001, respectively, as compared to the same periods in 2000. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 25 at September 30, 2001 from 22 at September 30, 2000 and to other annual salary increases. Overall deposit and asset growth has caused the increases in other operating expenses.

We have provided for income taxes at an effective rate of 37% including state income taxes for the first nine months of 2001. Our effective income tax rate was substantially lower in 2000 due to the utilization of our net operating loss carryforward.

The terrorist attacks that occurred in New York City and Washington, D.C. on September 11, 2001 and the United States' subsequent response to these events have resulted in a general economic slowdown that may adversely affect our banking business. Economic slowdowns or recessions in our primary market area of Butts County, Georgia may be accompanied by reduced demand for credit, decreasing interest margins and declining real estate values, which may in turn result in a decrease in net earnings and an increased possibility of potential loan losses in the event of default. Any sustained period of decreased economic activity, increased delinquencies, foreclosures or losses could limit our growth and negatively effect our results of operations. We cannot predict the extent, duration of these events or effect upon our business and operations. We will, however, closely monitor the effect of these events upon our business, and make adjustments to our business strategy as deemed necessary.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              None

          (b) Reports on Form 8-K

              None

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST GEORGIA COMMUNITY CORP.
                                (Registrant)

DATE: November 13, 2001         BY: /s/ John L. Coleman
      -----------------             ------------------------------------------
                                    John L. Coleman, President and C.E.O.
                                    (Principal Executive Officer)


DATE: November 13, 2001         BY: /s/ Elaine S. Kendrick
      -----------------             -------------------------------------------
                                    Elaine S. Kendrick, Secretary and Treasurer
                                    (Principal Financial and Accounting Officer)