Form 10KSB
period 2001-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2002-03-29
CIK 1024132

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended December 31, 2001              OR
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ___________ to ____________

     Commission file number              0-24153
                            ----------------------------------------------------

                          First Georgia Community Corp.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Georgia                                       58-2261088
---------------------------------------------        ---------------------------
     (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


150 Covington Street, Jackson, GA                              30233
---------------------------------------------        ---------------------------
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

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes   X      No
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2002 was $8,810,061 based on recent private sales known to the registrant at a price of $19.50 per share. There is no established trading market for the registrant's stock.

     Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 760,708 shares of Common Stock at March 15, 2002


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II.

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 25, 2002, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS

Background

     First Georgia Community Corp. (the "Company"), Jackson, Georgia, was incorporated as a Georgia business corporation for the purpose of becoming a bank holding company by acquiring all of the common stock of First Georgia Community Bank, Jackson, Georgia (the "Bank") upon its formation. The Company filed applications with the Board of Governors of the Federal Reserve System (the "Federal Reserve") and the Georgia Department of Banking and Finance (the "DBF') for prior approval to become a bank holding company. The Company received Federal Reserve approval on December 24, 1996 and DBF approval on December 3, 1996. The Company became a bank holding company within the meaning of the Federal Bank Holding Company Act and the Georgia bank holding company law upon the acquisition of all of the common stock of the Bank, which occurred in September 1997.

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

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     .         acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     .         acquiring all or substantially all of the assets of any bank; or

     .         merging or consolidating with any other bank holding company.

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

     For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Company or the Bank.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     .         the bank holding company has registered securities under Section
          12 of the Securities Act of 1934; or

     .         no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

     .         banking or managing or controlling banks; and

     .         an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     .         factoring accounts receivable;

     .         making, acquiring, brokering or servicing loans and usual related activities;

     .         leasing personal or real property;

     .         operating a non-bank depository institution, such as a savings association;

     .         trust company functions;

     .         financial and investment advisory activities;

     .         conducting discount securities brokerage activities;

     .         underwriting and dealing in government obligations and money market instruments;

     .         providing specified management consulting and counseling
          activities;

     .         performing selected data processing services and support
          services;

     .         acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     .         performing selected insurance underwriting activities.

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

     A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     .         lending, trust and other banking activities;

     .         insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     .         providing financial, investment, or advisory services;

     .         issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     .         underwriting, dealing in or making a market in securities;

     .         other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     .         foreign activities permitted outside of the United States if the
          Federal Reserve has determined them to be usual in connection with banking operations abroad;

     .         merchant banking through securities or insurance affiliates; and

     .         insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

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

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the well capitalized category.

     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

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

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

     .         The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     .         The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     .         The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     .         The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     .         The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     .         Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     .         The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

     .         The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     .         The Electronic Funds Transfer Act and Regulation E issued by the
          Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 10.25% and our ratio of Tier 1 Capital to risk-weighted assets was 8.99%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 7.97%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

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

     At January 1, 2002, the Bank was able to pay approximately $485,000 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     .         loans or extensions of credit to affiliates;

     .         investment in affiliates;

     .         the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

     .         loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     .         any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Anti-Terrorism Legislation

     In the wake of the tragic events of September 11/th/, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

     .         to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     .         to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     .         to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     .         to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     .         the development of internal policies, procedures, and controls;

     .         the designation of a compliance officer;

     .         an ongoing employee training program; and

     .         an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Employees

     As of March 15, 2002, the Bank had 30 full-time employees and 6 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

ITEM 2.  PROPERTIES

     The Company owns a two-story main office building on a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia. The building has approximately 9,085 square feet of finished space. The main office has five inside teller stations and four outside drive-up teller stations. The first floor also has six customer service stations, ten enclosed office spaces (all of which are presently occupied), a safe deposit vault, a coupon/check printing room, a children's play room, and three customer waiting areas. The second floor of the building is unoccupied and is used for storage space and future expansion. In management's opinion, the office building and personal property of the Company and the Bank are adequately covered by insurance and are adequate for the operation of the Bank's business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     As of December 31, 2001, there were approximately 987 shareholders of record of the Company's common stock. There is no established trading market for the Company's common stock. The Company had 760,708 shares of its common stock outstanding as of December 31, 2001. The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The discussion required by Item 6 is included in the section of the same title contained in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and is incorporated herein by reference. See Exhibit 13.1.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements, notes thereto and independent auditors' report thereon are included in the Company's Annual Report to Shareholders for the year ended December 31, 2001 and are incorporated herein by reference. See Exhibit 13.2.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 under the headings "Identification of Directors and Executive Officers," "Non-Director Executive Officers of the Bank" and "Filings Under Section 16(a)" and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 under the heading "Compensation of Directors and Executive Officers" and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 under the heading "Stock Ownership of Directors Nominees and Director Nominees and Officers as a Group" and "Stock Ownership of Certain Beneficial Owners" and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2002 under the headings "Transactions with Management" and is incorporated herein by reference.

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

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits

            Exhibit
            Number           Exhibit
            ------           -------

          3.1            Articles of Incorporation. (1)

          3.2            Bylaws. (1)

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Company's Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

          10.1*          Employment Contract between John L. Coleman and the
                         Company (1)

          10.2*          Stock Option Agreement between the Company and John L.
                         Coleman (1)

          10.3*          First Georgia Community Corp. 2001 Stock Incentive Plan
                         (2)

          10.4*          Form of Director Deferred Fee Agreement, as amended

          13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations (from the 2001 Annual Report to Shareholders)

          13.2 Consolidated Financial Statements of the Company, including the notes thereto and the independent auditors' report thereon (from the 2001 Annual Report to Shareholders)

          21.1           Subsidiaries of the Company.

          23.1           Consent of Mauldin & Jenkins, LLC

_________________

*    Indicates a management compensation plan or agreement.

(1) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form SB-2 (Regis. No. 333-13583).

(2) Incorporated by reference to the exhibit of the same number filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-24153).

     (d)  Financial Statements

          The financial statement schedules for which provision is made in the applicable accounting regulations of the Commission are either not required under the related instructions or are inapplicable and have therefore been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                    FIRST GEORGIA COMMUNITY CORP.

                                    By:  /s/ John L. Coleman
                                         ---------------------------------------
                                         John L. Coleman
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002.

            Signature                            Title
            ---------                            -----

/s/ John L. Coleman                       President and Chief Executive Officer
-----------------------------
John L. Coleman*

/s/ D. Richard Ballard                    Director
-----------------------------
D. Richard Ballard

/s/ Charles W. Carter                     Director
-----------------------------
Charles W. Carter

/s/ Alfred D. Fears, Jr.                  Director
-----------------------------
Alfred D. Fears, Jr.

/s/ William B. Jones                      Director
-----------------------------
William B. Jones

/s/ Harry Lewis                           Director
-----------------------------
Harry Lewis**

/s/ Joey McClelland                       Director
-----------------------------
Joey McClelland

/s/ Alexander Pollack                     Director
-----------------------------
Alexander Pollack

/s/ Robert Ryan                           Director
-----------------------------
Robert Ryan

/s/ James H. Warren                       Director
-----------------------------
James H. Warren

/s/ George L. Weaver                      Director
-----------------------------
George L. Weaver

 * Principal Executive Officer
** Principal Financial and Accounting Officer