Form 10QSB
period 2002-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2002-05-15
CIK 1024132

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      March 31, 2002
                                            -----------------------

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

                                 (770) 504-1090
                     -------------------------------------
                           (Issuer's telephone number)

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

Yes   X       No
    -----       -------


State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 925,708; $5 par value

Transitional Small Business Disclosure Format       Yes          No     X
                                                        -----        -------

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

-------------------------------------------------------------------------------

                                      INDEX
                                      -----


                                                                                       Page
                                                                                       ----

PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements

                Consolidated Balance Sheet - March 31, 2002............................   3

                Consolidated Statements of Income and
                 Comprehensive Income - Three Months Ended
                 March 31, 2002 and 2001...............................................   4

                Consolidated Statements of Cash Flows - Three
                 Months Ended March 31, 2002 and 2001..................................   5

                Notes to Consolidated Financial Statements.............................   6

             Item 2.  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations..................   7


PART II.     OTHER INFORMATION

             Item 4 - Submission of Matters to a Vote of Security Holders..............  13

             Item 6 - Exhibits and Reports on Form 8-K.................................  13

             Signatures................................................................  14

                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)


                                 Assets
                                 ------
Cash and due from banks                                                                $  2,055,378
Interest-bearing deposits in banks                                                        1,132,220
Federal funds sold                                                                        3,466,000
Securities available-for-sale, at fair value                                             16,892,695
Restricted equity securities, at cost                                                       640,000
Loans held for sale                                                                         513,117

Loans                                                                                    95,924,074
Less allowance for loan losses                                                            1,439,562
                                                                                       ------------
          Loans, net                                                                     94,484,512

Premises and equipment                                                                    2,374,800
Other assets                                                                              3,529,967
                                                                                       ------------

          Total assets                                                                 $125,088,689
                                                                                       ============


                  Liabilities and Stockholders' Equity
                  ------------------------------------

Deposits

    Noninterest-bearing                                                                $  8,678,411
    Interest-bearing                                                                     90,996,572
                                                                                       ------------
          Total deposits                                                                 99,674,983
Other borrowings                                                                         13,300,000
Other liabilities                                                                           733,296
                                                                                       ------------
          Total liabilities                                                             113,708,279
                                                                                       ------------

Commitments and contingencies

Stockholders' equity
    Common stock, par value $5; 10,000,000 shares authorized;
      925,708 shares issued and outstanding                                               4,628,540
    Capital surplus                                                                       5,090,442
    Retained earnings                                                                     1,722,923
    Accumulated other comprehensive loss                                                    (61,495)
                                                                                       ------------
          Total stockholders' equity                                                     11,380,410
                                                                                       ------------

          Total liabilities and stockholders' equity                                   $125,088,689
                                                                                       ============

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                      2002                  2001
                                                                                   -----------           ----------
Interest income
    Loans                                                                          $1,711,319            $1,786,717
    Taxable securities                                                                217,723               116,269
    Nontaxable securities                                                              16,460                 9,194
    Deposits in banks                                                                   6,330                    -
    Federal funds sold                                                                 22,011               102,237
                                                                                   ----------            ----------
              Total interest income                                                 1,973,843             2,014,417
                                                                                   ----------            ----------

Interest expense
    Deposits                                                                          773,633               985,090
    Other borrowings                                                                  185,920               138,878
                                                                                   ----------            ----------
              Total interest expense                                                  959,553             1,123,968
                                                                                   ----------            ----------


              Net interest income                                                   1,014,290               890,449
Provision for loan losses                                                              90,000               140,000
                                                                                   ----------            ----------
              Net interest income after provision for loan losses                     924,290               750,449
                                                                                   ----------            ----------

Other operating income
    Service charges on deposit accounts                                                83,572                71,819
    Other operating income                                                             59,861                52,398
                                                                                   ----------            ----------
              Total other income                                                      143,433               124,217
                                                                                   ----------            ----------

Other expenses
    Salaries and employee benefits                                                    403,196               314,118
    Occupancy and equipment expenses                                                   87,021                73,079
    Other operating expenses                                                          254,649               226,035
                                                                                   ----------            ----------
              Total other expenses                                                    744,866               613,232
                                                                                   ----------            ----------

              Income before income taxes                                              322,857               261,434

Income tax expense                                                                    112,400               105,300
                                                                                   ----------            ----------
              Net income                                                              210,457               156,134
                                                                                   ----------            ----------
Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities available-for-sale
       arising during period, net of tax                                              (58,998)               55,366
                                                                                   ----------            ----------
    Comprehensive income                                                           $  151,459            $  211,500
                                                                                   ==========            ==========
Basic  earnings per share                                                          $     0.27            $     0.21
                                                                                   ==========            ==========
Diluted earnings per share                                                         $     0.26            $     0.21
                                                                                   ==========            ==========
Cash dividends per share                                                           $       -             $       -
                                                                                   ==========            ==========

See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                     2002                 2001
                                                                                 -----------          -----------

OPERATING ACTIVITIES
    Net income                                                                   $   210,457          $   156,134
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation                                                                  44,001               38,382
        Net increase in loans held for sale                                         (210,574)            (957,722)
        Provision for loan losses                                                     90,000              140,000
        Increase in interest receivable                                              (23,247)            (163,383)
        Increase (decrease) in interest payable                                      (43,204)             182,904
        Net other operating activities                                                26,041             (326,174)
                                                                                 -----------          -----------

              Net cash provided by (used in) operating activities                     93,474             (929,859)
                                                                                 -----------          -----------

INVESTING ACTIVITIES
    Net (increase) decrease in interest-bearing deposits in banks                    (57,717)              16,078
    Purchases of securities available-for-sale                                    (2,151,393)          (4,290,970)
    Proceeds from maturities of securities available-for-sale                      1,149,359            3,508,049
    Net (increase) decrease in federal funds sold                                   (384,000)             564,000
    Net increase in loans                                                         (7,943,408)          (8,204,791)
    Purchase of premises and equipment                                               (46,272)              (8,726)
                                                                                 -----------          -----------

              Net cash used in investing activities                               (9,433,431)          (8,416,360)
                                                                                 -----------          -----------

FINANCING ACTIVITIES
    Net increase in deposits                                                       6,935,615            6,452,858
    Repayment of other borrowings                                                          -               (2,029)
    Proceeds from other borrowings                                                         -            3,000,000
    Proceeds from exercise of stock options                                        2,042,700                    -
                                                                                 -----------          -----------

              Net cash provided by financing activities                            8,978,315            9,450,829
                                                                                 -----------          -----------

Net increase (decrease) in cash and due from banks                                  (361,642)             104,610

Cash and due from banks, beginning of period                                       2,417,020            1,432,969
                                                                                 -----------          -----------

Cash and due from banks, end of period                                           $ 2,055,378          $ 1,537,579
                                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for:
        Interest                                                                 $ 1,002,757          $   941,064

        Income taxes                                                             $    53,312          $   313,105


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

         The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CURRENT ACCOUNTING DEVELOPMENTS

         There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company's financial statements.

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

         Liquidity and Capital Resources

         As of March 31, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 17%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

         At March 31, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                   Actual
                                            --------------------
                                                                     Minimum
                                                                    Regulatory
                                            Consolidated    Bank    Requirement
                                            ------------   ------   -----------
             Leverage capital ratios            9.40%       8.03%       4.00%
             Risk-based capital ratios:
               Core capital                    10.62        9.07        4.00
               Total capital                   11.87       10.32        8.00

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                 March 31,           December 31,
                                                   2002                  2001
                                                 ---------           ------------
                                                      (Dollars in Thousands)
                                                 --------------------------------

  Cash and due from banks                         $  2,055               $  2,417
  Interest-bearing deposits in banks                 1,132                  1,075
  Federal funds sold                                 3,466                  3,082
  Securities                                        17,533                 16,626
  Loans, net                                        94,485                 86,631
  Loans held for sale                                  513                    303
  Premises and equipment                             2,375                  2,372
  Other assets                                       3,530                  3,405
                                                  --------               --------
                                                  $125,089               $115,911
                                                  ========               ========

  Deposits                                        $ 99,675               $ 92,739
  Other borrowings                                  13,300                 13,300
  Other liabilities                                    734                    787
  Stockholders' equity                              11,380                  9,085
                                                   -------               --------
                                                  $125,089               $115,911
                                                  ========               ========


Our assets increased by 8% during the first quarter of 2002. Deposit growth of $6.9 million and proceeds from the exercise of stock options of $2.0 million were used to fund loan growth with the remainder invested primarily in securities. Our loan to deposit ratio has remained in the 95-96% range since December 31, 2001 indicating continued strong loan demand in our primary market area of Butts County, Georgia. We have also used Federal Home Loan Bank Advances totaling $12.8 million to assist in funding our loan growth. Our total equity has increased by year-to-date net income of $210,000, proceeds from the previously mentioned exercised stock options of $2.0 million, and income tax benefits associated with the exercised stock options of $101,000. These increases in equity were offset by increased losses on securities available-for-sale, net of tax, of $59,000.

Results of Operations For The Three Months Ended March 31, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                  2002         2001
                                                -----------   --------
                                                (Dollars in Thousands)
                                                ----------------------

Interest income                                   $1,974       $2,014
Interest expense                                     960        1,124
                                                  ------       ------
Net interest income                                1,014          890
Provision for loan losses                             90          140
Other income                                         143          124
Other expense                                        745          613
                                                  ------       ------
Pretax income                                        322          261
Income taxes                                         112          105
                                                  ------       ------
Net income                                        $  210       $  156
                                                  ======       ======

Our net interest income has increased by $124,000 in the first quarter of 2002 as compared to the same period in 2001. Our net interest margin decreased to 3.53% in the first quarter of 2002 as compared to 4.16% for the first quarter of 2001 and 3.93% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 7.51% in the first quarter of 2002 as compared to 10.43% in the first quarter of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 3.71% in the first quarter of 2002 as compared to 6.09% in the first quarter of 2001.

The provision for loan losses decreased by $50,000 in the first quarter of 2002 when compared to the same period in 2001. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The decrease in the provision for loan losses is due primarily to a slower rate of loan growth. The allowance for loan losses as a percentage of total loans was 1.50% at March 31, 2002 as compared to 1.54% at December 31, 2001. Net charge offs for the first quarter of 2002 were $2,000 as compared to $11,000 in 2001. As of March 31, 2002, we had nonperforming loans and assets of $1.6 million as compared to $1.3 million at December 31, 2001. We do not believe the increase in nonperforming loans and assets to be an indication of a negative trend in the credit quality of our loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2002 and 2001 is as follows:

                                                                           March 31,
                                                                    ----------------------
                                                                      2002         2001
                                                                    -----------   --------
                                                                    (Dollars in Thousands)
                                                                    ----------------------
Nonaccrual loans                                                  $ 1,628         $ 0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                            16           0
Restructured loans                                                      0           0
Potential problem loans                                                 0           0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                         26           0
Interest income that was recorded on nonaccrual and
   restructured loans                                                   0           0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2002 and 2001 is as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                 --------------------------
                                                                                  2002               2001
                                                                                 -------           --------
                                                                                    (Dollars in Thousands)
                                                                                 --------------------------

Average amount of loans outstanding                                              $91,112            $68,542
                                                                                 =======           ========

Balance of allowance for loan losses at beginning of period                      $ 1,352            $   967
                                                                                 -------           --------
Loans charged off
   Commercial and financial                                                            -                  -
   Real estate mortgage                                                                -                  -
   Installment                                                                         4                 12
                                                                                 -------            -------
                                                                                       4                 12
                                                                                 -------            -------
Loans recovered
   Commercial and financial                                                            -                  -
   Real estate mortgage                                                                -                  -
   Installment                                                                         2                  1
                                                                                 -------            -------
                                                                                       2                  1
                                                                                 -------            -------

Net charge-offs                                                                        2                 11
                                                                                 -------            -------
Additions to allowance charged to operating expense during
  period                                                                              90                140
                                                                                 -------            -------
Balance of allowance for loan losses at end of period                            $ 1,440            $ 1,096
                                                                                 =======            =======
Ratio of net loans charged off during the period to
   average loans outstanding                                                         .01%               .02%
                                                                                 =======            =======

Other income has increased in the first quarter of 2002 as compared to the same period in 2001 by $19,000 due primarily to increased service charges on deposit accounts of $12,000.

Other expenses increased in the first quarter of 2002 as compared to the same period in 2001 by $132,000 due to increased salaries and employee benefits of $89,000, occupancy and equipment expenses of $14,000, and other operating expenses of $29,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 31 at March 31, 2002 from 26 at March 31, 2001 and to other annual salary increases. Occupancy and equipment expenses and other operating expenses have increased due to our overall growth.

We have provided for income taxes at an effective tax rate of 35% and 40% including state income taxes for the first quarters of 2002 and 2001.

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


                             FIRST GEORGIA COMMUNITY CORP.
                             (Registrant)

DATE:  May 14, 2002          BY: /s/ John L. Coleman
       ------------              ---------------------------------------
                                 John L. Coleman, President and C.E.O.
                                 (Principal Executive Officer)


DATE:  May 14, 2002          BY: /s/ Elaine S. Kendrick
       ------------              ---------------------------------------
                                 Elaine S. Kendrick, Secretary and Treasurer
                                 (Principal Financial and Accounting Officer)