Form 10QSB
period 2002-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2002-08-12
CIK 1024132

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended      June 30, 2002
                                            ----------------------

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________  to __________

                        Commission File Number: 333-13583

                          First Georgia Community Corp.
    -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Georgia                                        58-2261088
-------------------------------                ---------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

                  150 Covington Street, Jackson, Georgia 30233
            ---------- ---------------------------------------------
                    (Address of principal executive offices)

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 925,708; $5 par value

Transitional Small Business Disclosure Format       Yes             No     X
                                                        ------          -------

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

-----------------------------------------------------------------------------------------------------------------------------
                                      INDEX
                                      -----

                                                                                                                        Page
                                                                                                                        ----
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                     Consolidated Balance Sheet - June 30, 2002 ........................................................  3

                     Consolidated Statements of Income and Comprehensive Income
                      - Three Months Ended June 30, 2002 and 2001
                        and Six Months Ended June 30, 2002 and 2001 ....................................................  4

                     Consolidated Statements of Cash Flows - Six
                      Months Ended June 30, 2002 and 2001 ..............................................................  5

                     Notes to Consolidated Financial Statements ........................................................  6

                  Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations .............................................   7


PART II.          OTHER INFORMATION

                  Item 4 - Submission of Matters to a Vote of Security Holders ......................................... 14

                  Item 6 - Exhibits and Reports on Form 8-K ............................................................ 14

                  Signatures ........................................................................................... 15


                         PART I - FINANCIAL INFORMATION
                              FINANCIAL STATEMENTS

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 2002
                                  (Unaudited)

                                  Assets
                                  ------

Cash and due from banks                                             $  2,532,174
Interest-bearing deposits in banks                                     1,212,510
Federal funds sold                                                     4,999,000
Securities available-for-sale, at fair value                          17,075,009
Restricted equity securities, at cost                                    640,000
Loans held for sale                                                      174,321

Loans                                                                103,042,615
Less allowance for loan losses                                         1,588,226
                                                                    ------------
       Loans, net                                                    101,454,389

Premises and equipment                                                 2,371,714
Other assets                                                           3,680,685
                                                                    ------------

       Total assets                                                 $134,139,802
                                                                    ============


                Liabilities and Stockholders' Equity
                ------------------------------------

Deposits

   Noninterest-bearing                                              $  8,219,917
   Interest-bearing                                                  100,416,831
                                                                    ------------
       Total deposits                                                108,636,748
Other borrowings                                                      12,800,000
Other liabilities                                                        797,423
                                                                    ------------
       Total liabilities                                             122,234,171
                                                                    ------------

Commitments and contingencies

Stockholders' equity

   Common stock, par value $5; 10,000,000 shares authorized;
     925,708 shares issued and outstanding                             4,628,540
   Capital surplus                                                     5,090,442
   Retained earnings                                                   2,014,953
   Accumulated other comprehensive income                                171,696
                                                                    ------------
       Total stockholders' equity                                     11,905,631
                                                                    ------------

       Total liabilities and stockholders' equity                   $134,139,802
                                                                    ============

                 See Notes to Consolidated Financial Statements.


                                      FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                AND COMPREHENSIVE INCOME
                                        THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                        AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                        (Unaudited)

                                            Three  Months  Ended        Six  Months Ended
                                                  June  30,                  June 30,
                                           ----------------------      --------------------
                                              2002        2001          2002        2001
                                           -----------   --------      --------------------

Interest income

    Loans                                 $1,944,171   $1,891,737   $3,655,490   $3,678,453
    Taxable securities                       213,941      132,514      431,664      248,783
    Nontaxable securities                     19,421        6,545       35,881       15,739
    Deposits in banks                          5,092         --         11,422
    Federal funds sold                        14,848       81,695       36,859      183,931
                                          ----------   ----------   ----------   ----------
         Total interest income             2,197,473    2,112,491    4,171,316    4,126,906
                                          ----------   ----------   ----------   ----------


Interest expense

    Deposits                                 775,894    1,033,798    1,549,527    2,018,888
    Other borrowings                         183,705      133,261      369,625      272,138
                                          ----------   ----------   ----------   ----------
         Total interest expense              959,599    1,167,059    1,919,152    2,291,026
                                          ----------   ----------   ----------   ----------


         Net interest income               1,237,874      945,432    2,252,164    1,835,880
Provision for loan losses                    164,000      111,000      254,000      251,000
                                          ----------   ----------   ----------   ----------
         Net interest income after
           provision for loan losses       1,073,874      834,432    1,998,164    1,584,880
                                          ----------   ----------   ----------   ----------
Other income
    Service charges on deposit accounts       94,940       77,269      178,512      149,088
    Other operating income                    49,478       51,864      109,339      104,262
                                          ----------   ----------   ----------   ----------
         Total other income                  144,418      129,133      287,851      253,350
                                          ----------   ----------   ----------   ----------
Other expenses

   Salaries and employee benefits            389,953      339,330      793,149      653,448
   Occupancy and equipment expenses           86,095       81,115      173,115      154,195
   Other operating expenses                  301,164      239,679      555,814      465,712
                                          ----------   ----------   ----------   ----------
         Total other expenses                777,212      660,124    1,522,078    1,273,355
                                          ----------   ----------   ----------   ----------

Income before income taxes                   441,080      303,441      763,937      564,875

Income tax expense                           149,050      123,600      261,450      228,900
                                          ----------   ----------   ----------   ----------
          Net income                         292,030      179,841      502,487      335,975
                                          ----------   ----------   ----------   ----------


Other comprehensive income:
   Unrealized gains on securities
      available-for-sale arising
      during period, net of tax              233,191          436      174,193       55,802
                                          ----------   ----------   ----------   ----------
           Comprehensive income           $  525,221   $  180,277   $  676,680   $  391,777
                                          ==========   ==========   ==========   ==========
Basic earnings per share                  $     0.32   $     0.24   $     0.59   $     0.44
                                          ==========   ==========   ==========   ==========

Diluted earnings per share                $     0.32   $     0.24   $     0.58   $     0.44
                                          ==========   ==========   ==========   ==========

Cash dividends per share                  $     --     $     --     $     --     $     --
                                          ==========   ==========   ==========   ==========


                See Notes to Consolidated Financial Statements.

                  FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (Unaudited)

                                                                       2002                        2001
                                                                 ----------------           ----------------
OPERATING ACTIVITIES
  Net income                                                     $       502,487            $       335,975
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                          91,137                     77,542
    Net (increase) decrease in loans held for sale                       128,222                  (177,919)
    Provision for loan losses                                            254,000                    251,000
    Increase in interest receivable                                    (115,185)                  (184,259)
    Increase (decrease) in interest payable                             (63,467)                    149,682
    Net other operating activities                                      (91,272)                  (430,066)
                                                                 ----------------           ----------------
      Net cash provided by operating activities                          705,922                     21,955
                                                                 ----------------           ----------------

INVESTING ACTIVITIES
  Net increase in interest-bearing deposits in banks                   (138,007)                       (38)
  Purchases of securities available-for-sale                         (2,501,393)                (7,869,630)
  Proceeds from maturities of securities available-for-sale            1,693,159                  6,096,324
  Net increase in federal funds sold                                 (1,917,000)                (6,443,000)
  Net increase in loans                                             (15,077,285)               (14,666,827)
  Purchase of premises and equipment                                    (90,322)                   (29,127)
                                                                 ----------------           ----------------
      Net cash used in investing activities                         (18,030,848)               (22,912,298)
                                                                 ----------------           ----------------

FINANCING ACTIVITIES
  Net increase in deposits                                            15,897,380                 20,763,299
  Repayment of other borrowings                                        (500,000)                    (4,085)
  Proceeds from other borrowings                                               -                  3,000,000
  Proceeds from exercise of stock options                              2,042,700                          -
                                                                 ----------------           ----------------
      Net cash provided by financing activities                       17,440,080                 23,759,214
                                                                 ----------------           ----------------
Net increase in cash and due from banks                                  115,154                    868,871

Cash and due from banks, beginning of period                           2,417,020                  1,432,969
                                                                 ----------------           ----------------
Cash and due from banks, end of period                           $     2,532,174            $     2,301,840
                                                                 ================           ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid for:
      Interest                                                   $     1,982,619            $     2,141,344

      Income taxes                                               $       384,312            $       582,305

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

                   The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

As of June 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 16%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $20.1 million as of June 30, 2002. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

                                                 Actual
                                 ----------------------------------
                                                                         Minimum
                                                                       Regulatory
                                    Consolidated         Bank          Requirement
                                   ----------------  --------------   -------------

    Leverage capital ratios              8.98%            8.10%             4.00%
    Risk-based capital ratios:
       Core capital                     10.33             9.32              4.00
       Total capital                    11.58            10.57              8.00

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

                                                          June 30,
                                                             2002
                                                   ---------------------
    Commitments to extend credit                        $ 11,303,000
    Letters of credit                                         90,000
                                                   ---------------------
                                                        $ 11,393,000
                                                   =====================

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral is required in instances which we deem necessary.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

                                                      June 30,           December 31,
                                                        2002                 2001
                                                   ----------------    -----------------
                                                          (Dollars in Thousands)
                                                   -------------------------------------
Cash and due from banks                            $     2,532           $   2,417
Interest-bearing deposits in banks                       1,213               1,075
Federal funds sold                                       4,999               3,082
Securities                                              17,715              16,626
Loans, net                                             101,454              86,631
Loans held for sale                                        174                 303
Premises and equipment                                   2,372               2,372
Other assets                                             3,681               3,405
                                                   ------------          -----------
                                                   $   134,140           $ 115,911
                                                   ============          ===========

Deposits                                           $   108,637           $  92,739
Other borrowings                                        12,800              13,300
Other liabilities                                          797                 787
Stockholders' equity                                    11,906               9,085
                                                   ------------          -----------
                                                   $   134,140           $ 115,911
                                                   ============          ===========

Our assets increased by 16% during the first six months of 2002. Deposit growth of $15.9 million and proceeds from the exercise of stock options of $2.0 million were used to fund loan growth with the remainder invested primarily in federal funds sold and securities. Also, a $500,000 line of credit at the holding company level was repaid. Our loan to deposit ratio has remained in the 95% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties. Our total equity has increased by year-to-date net income of $502,000, proceeds from the exercise of stock options of $2.0 million, income tax benefits associated with the exercise of the stock options of $101,000, and increased unrealized gains on securities available-for-sale, net of tax, of $174,000.

Results of Operations For The Three Months Ended June 30, 2002 and 2001 and for the Six Months Ended June 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

                                                   Three Months Ended
                                                        June 30,
                                            ----------------------------------
                                                   2002               2001
                                            ----------------    --------------
                                                 (Dollars in Thousands)
                                            ----------------------------------

Interest income                             $         2,198     $       2,112
Interest expense                                        960             1,167
                                            ----------------    --------------
Net interest income                                   1,238               945
Provision for loan losses                               164               111
Other income                                            144               129
Other expense                                           777               660
                                            ----------------    --------------
Pretax income                                           441               303
Income taxes                                            149               124
                                            ----------------    --------------
Net income                                  $           292     $         179
                                            ================    ==============


                                                    Six Months Ended
                                                        June 30,
                                            ----------------------------------
                                                   2002               2001
                                            ----------------    --------------
                                                 (Dollars in Thousands)
                                            ----------------------------------

Interest income                             $         4,171     $       4,127
Interest expense                                      1,919             2,291
                                            ----------------    --------------
Net interest income                                   2,252             1,836
Provision for loan losses                               254               251
Other income                                            288               253
Other expense                                         1,522             1,273
                                            ----------------    --------------
Pretax income                                           764               565
Income taxes                                            262               229
                                            ----------------    --------------
Net income                                  $           502     $         336
                                            ================    ==============

Our net interest income has increased by $293,000 and $416,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 3.77% during the first six months of 2002 as compared to 4.06% for the first six months of 2001 and 3.93% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the decrease in yields on loans that have decreased to 7.59% in the first six months of 2002 as compared to 10.06% in the first six months of 2001. The cost of funds has decreased as well as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 3.60% in the first six months of 2002 as compared to 5.86% in the first six months of 2001.

The provision for loan losses increased by $53,000 and $3,000 in the second quarter and first six months of 2002, respectively, when compared to the same periods in 2001. The amounts provided are due primarily to loan growth and our assessment of the inherent risk in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.54% at June 30, 2002 and December 31, 2001. Net charge offs for the first six months of 2002 were $18,000 as compared to $10,000 in 2001. As of June 30, 2002, we had one nonperforming loan of $1.3 million and one loan past due greater than ninety days and still accruing interest of $1.5 million. We do not believe the increase in nonperforming and past due loans in comparison to prior periods to be an indication of a negative trend in the credit quality of our loan portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due, and restructured loans at June 30, 2002 and 2001 is as follows:

                                                                                         June 30,
                                                                           -------------------------------------
                                                                                2002                   2001
                                                                           -------------------------------------
                                                                                  (Dollars in Thousands)
                                                                           -------------------------------------
Nonaccrual loans                                                                $    1,300              $     0
Loans contractually past due ninety days or more as to interest
   or principal payments and still accruing                                          1,509                  299
Restructured loans                                                                       0                    0
Potential problem loans                                                                 13                    0
Interest income that would have been recorded on nonaccrual
   and restructured loans under original terms                                          53                    0
Interest income that was recorded on nonaccrual and restructured loans                   0                    0


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

Information regarding certain loans and allowance for loan loss data through June 30, 2002 and 2001 is as follows:

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        ----------------------------------
                                                                             2002                2001
                                                                        ---------------   ----------------
                                                                             (Dollars in Thousands)
                                                                        ----------------------------------
Average amount of loans outstanding                                     $      96,359     $        73,126
                                                                        ===============   ================

Balance of allowance for loan losses at beginning of period             $       1,352     $           967
                                                                        ---------------   ----------------

Loans charged off
   Commercial and financial                                             $           -     $             -
   Real estate mortgage                                                             -                   -
   Installment                                                                     23                  12
                                                                        ---------------   ----------------
                                                                                   23                  12
                                                                        ---------------   ----------------

Loans recovered
   Commercial and financial                                                         -                   -
   Real estate mortgage                                                             -                   -
   Installment                                                                      5                   2
                                                                        ---------------   ----------------
                                                                                    5                   2
                                                                        ---------------   ----------------

Net charge-offs                                                                    18                  10
                                                                        ---------------   ----------------

Additions to allowance charged to operating expense during period                 254                 251
                                                                        ---------------   ----------------

Balance of allowance for loan losses at end of period                   $       1,588     $         1,208
                                                                        ===============   ================

Ratio of net loans charged off during the period to
   average loans outstanding                                                     .02%                .01%
                                                                        ===============   ================


Other income increased by $15,000 and $35,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $117,000 and $249,000 for the second quarter and first six months of 2002, respectively, as compared to the same periods in 2001. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 31 at June 30, 2002 from 26 at June 30, 2001 and to other annual salary increases. Overall deposit and asset growth have caused the increases in other operating expenses.

We have provided for income taxes at an effective rate of 34% and 40% including state income taxes for the first six months of 2002 and 2001, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  (a) The annual meeting of the stockholders of the Company was held on April 25, 2002.

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

                          The shares represented at the meeting (413,961 or 54.42%) voted as follows:

                                                Item (b)            Item (c)
                                                  # of                # of
                                                 Shares              Shares

                          For                    413,261            413,201
                          Against                     --                200
                          Abstained                  700                560
                                               ---------          ---------

                          Total                  413,961            413,961
                                                 =======            =======


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)     Exhibits.

                          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (b)     Reports on Form 8-K.

                          None.

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FIRST GEORGIA COMMUNITY CORP.
                                     (Registrant)

DATE:  August 12, 2002          BY:  /s/ John L. Coleman
       ---------------               -------------------------------------------
                                         John L. Coleman, President and C.E.O.
                                              (Principal Executive Officer)


DATE:  August 12, 2002          BY:  /s/ Elaine S. Kendrick
       ---------------               -------------------------------------------
                                         Elaine S. Kendrick, Secretary and
                                              Treasurer (Principal Financial
                                              and Accounting Officer)