Form 10QSB
period 2002-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2002-11-12
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-13583

First Georgia Community Corp.
(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2261088 (IRS Employer Identification No.)

150 Covington Street, Jackson, Georgia 30233
(Address of principal executive offices)

(770) 504-1090
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2002: 925,708; $5 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheet - September 30, 2002	3

		Consolidated Statements of Operations and Comprehensive Income - Three Months Ended September 30, 2002 and 2001 and Nine Months Ended September 30, 2002 and 2001	4

		Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2002 and 2001	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 4.	Submission of Matters to a Vote of Security Holders	14

	Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

CERTIFICATIONS	16

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2002
(Unaudited)

Assets

Cash and due from banks	$5,824,597
Interest-bearing deposits in banks	1,077,633
Federal funds sold	3,266,000
Securities available-for-sale, at fair value	16,394,956
Restricted equity securities, at cost	890,000
Loans held for sale	1,402,367

Loans	107,474,732
Less allowance for loan losses	2,270,238

Loans, net	105,204,494

Premises and equipment	2,353,303
Other assets	3,606,667

Total assets	$140,020,017

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$11,472,433
Interest-bearing	97,876,725

Total deposits	109,349,158
Other borrowings	17,800,000
Other liabilities	830,722

Total liabilities	127,979,880

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 925,708 shares issued and outstanding	4,628,540
Capital surplus	5,090,442
Retained earnings	1,978,865
Accumulated other comprehensive income	342,290

Total stockholders’ equity	12,040,137

Total liabilities and stockholders’ equity	$140,020,017

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income
Loans	$2,032,817	$1,949,309	$5,688,307	$5,627,763
Taxable securities	193,663	173,369	625,327	422,152
Nontaxable securities	22,161	9,516	58,042	25,255
Deposits in banks	4,502	—	15,924	—
Federal funds sold	10,627	65,746	47,486	249,677

Total interest income	2,263,770	2,197,940	6,435,086	6,324,847

Interest expense
Deposits	785,161	1,018,037	2,334,688	3,036,925
Other borrowings	200,098	166,342	569,723	438,480

Total interest expense	985,259	1,184,379	2,904,411	3,475,405

Net interest income	1,278,511	1,013,561	3,530,675	2,849,442
Provision for loan losses	690,000	107,000	944,000	358,000

Net interest income after provision for loan losses	588,511	906,561	2,586,675	2,491,442

Other income
Service charges on deposit accounts	97,881	86,062	276,393	235,150
Other operating income	54,908	58,400	164,247	162,662

Total other income	152,789	144,462	440,640	397,812

Other expenses
Salaries and employee benefits	350,770	347,151	1,143,919	1,000,598
Occupancy and equipment expenses	92,522	78,294	265,637	232,489
Other operating expenses	355,266	228,960	911,080	694,674

Total other expenses	798,558	654,405	2,320,636	1,927,761

Net income (loss) before income taxes	(57,258)	396,618	706,679	961,493

Income tax expense (benefit)	(21,170)	122,410	240,280	351,310

Net income (loss)	(36,088)	274,208	466,399	610,183

Other comprehensive income :
Unrealized gains on securities available-for-sale arising during period	170,594	138,637	344,787	194,439

Comprehensive income	$134,506	$412,845	$811,186	$804,622

Basic earnings (loss) per share	$(0.04)	$0.36	$0.53	$0.80

Diluted earnings (loss) per share	$(0.04)	$0.36	$0.53	$0.80

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

OPERATING ACTIVITIES
Net income	$466,399	$610,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,795	118,171
Net increase in loans held for sale	(1,099,824)	(219,512)
Provision for loan losses	944,000	358,000
Increase in interest receivable	(62,054)	(30,644)
Increase in interest payable	66,438	6,139
Net other operating activities	(271,548)	(566,202)

Net cash provided by operating activities	183,206	276,135

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(3,130)	(64,591)
Purchases of securities available-for-sale	(2,501,393)	(12,496,335)
Proceeds from maturities of securities available-for-sale	2,648,363	6,700,707
Purchases of restricted equity securities	(250,000)	—
Net (increase) decrease in federal funds sold	(184,000)	160,000
Net increase in loans	(19,517,390)	(21,841,820)
Purchase of premises and equipment	(120,569)	(45,284)

Net cash used in investing activities	(19,928,119)	(27,587,323)

FINANCING ACTIVITIES
Net increase in deposits	16,609,790	21,771,913
Repayment of other borrowings	(500,000)	(6,165)
Proceeds from other borrowings	5,000,000	6,500,000
Proceeds from exercise of stock options	2,042,700	—

Net cash provided by financing activities	23,152,490	28,265,748

Net increase in cash and due from banks	3,407,577	954,560

Cash and due from banks, beginning of period	2,417,020	1,432,969

Cash and due from banks, end of period	$5,824,597	$2,387,529

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$2,837,973	$3,455,539

Income taxes	$527,312	$782,405

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The consolidated financial information for First Georgia Community Corp. (the “Company”) included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	CURRENT ACCOUNTING DEVELOPMENTS

There are no other accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Georgia Community Corp. and its bank subsidiary, First Georgia Community Bank, during the periods included in the accompanying consolidated financial statements.

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Georgia Community Corp. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Liquidity and Capital Resources

As of September 30, 2002, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 21%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $19 million, or approximately 17% of total deposits, as of September 30, 2002. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2002, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	8.48%	7.83%	4.00%
Risk-based capital ratios:
Core capital	9.86	9.11	4.00
Total capital	11.12	10.37	8.00

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

September 30, 2002

Commitments to extend credit	$9,096,000
Letters of credit	335,000

$9,431,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2002	December 31, 2001

	(Dollars in Thousands)

Cash and due from banks	$5,825	$2,417
Interest-bearing deposits in banks	1,078	1,075
Federal funds sold	3,266	3,082
Securities	17,285	16,626
Loans, net	105,204	86,631
Loans held for sale	1,402	303
Premises and equipment	2,353	2,372
Other assets	3,607	3,405

	$140,020	$115,911

Deposits	$109,349	$92,739
Other borrowings	17,800	13,300
Other liabilities	831	787
Stockholders’ equity	12,040	9,085

	$140,020	$115,911

Our assets increased by 21% during the first nine months of 2002. Deposit growth of $17 million and proceeds from the exercise of stock options of $2.0 million, along with an increase in Federal Home Loan Bank Advances of $5 million were used to fund loan growth with the remainder invested primarily in federal funds sold and securities. Also, a $500,000 line of credit at the holding company level was repaid. Our loan to available funds ratio has remained in the 85% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties. Our total equity has increased by year-to-date net income of $466,000, proceeds from the exercise of stock options of $2.0 million, income tax benefits associated with the exercise of the stock options of $101,000, and increased unrealized gains on securities available-for-sale, net of tax, of $345,000.

During the third quarter of 2002, we signed a Letter of Intent to participate in a Trust Preferred Pool for the purpose of issuing $5 million of Trust Preferred Securities. The issuance will provide us the ability to maintain adequate levels of capital as our balance sheet continues to grow as well as providing a source of strength for our banking subsidiary. The issuance is anticipated to fund during the fourth quarter of 2002.

Results of Operations For The Three Months Ended September 30, 2002 and 2001 and for the Nine Months Ended September 30, 2002 and 2001

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$2,264	$2,198
Interest expense	985	1,185

Net interest income	1,279	1,013
Provision for loan losses	690	107
Other income	153	144
Other expense	799	654

Pretax income (loss)	(57)	396
Income taxes (benefit)	(21)	122

Net income (loss)	$(36)	$274

	Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Interest income	$6,435	$6,325
Interest expense	2,904	3,476

Net interest income	3,531	2,849
Provision for loan losses	944	358
Other income	441	398
Other expense	2,322	1,928

Pretax income	706	961
Income taxes	240	351

Net income	$466	$610

Our net interest income has increased by $266,000 and $682,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Our net interest margin decreased to 3.81% during the first nine months of 2002 as compared to 3.97% for the first nine months of 2001 and 3.93% for the entire year of 2001. The increase in net interest income is due primarily to the increased volume of average loans. The decrease in net interest margin is due to the decrease in yields on loans that have decreased to 7.48% in the first nine months of 2002 as compared to 9.71% in the first nine months of 2001. The cost of funds has decreased as well as deposits have been able to be repriced at lower rates as they have matured. Our cost of funds decreased to 3.54% in the first nine months of 2002 as compared to 5.56% in the first nine months of 2001.

The provision for loan losses increased by $583,000 and $586,000 in the third quarter and first nine months of 2002, respectively, when compared to the same periods in 2001. The increased provisions are due primarily to an increase in the amount of nonaccrual and potential problem loans. As of September 30, 2002, we had two lines on a nonaccrual status totaling $2.8 million and two other lines totaling $4.9 million that we consider to be potential problem loans. As a result of the increase in and individual analysis of these classified loans, overall loan growth and our assessment of the inherent risk in the remainder of the loan portfolio, the allowance for loan losses as a percentage of total loans was increased to 2.10% as compared to 1.54% at December 31, 2001. Net charge offs for the first nine months of 2002 were $26,000 as compared to $14,000 in 2001.

Our evaluation of the adequacy of the allowance for loan losses considers factors relative to the credit risk in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.

Information with respect to nonaccrual, past due, and restructured loans at September 30, 2002 and 2001 is as follows:

	September 30,

	2002	2001

	(Dollars in Thousands)
Nonaccrual loans	$2,824	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	4,900	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	143	0
Interest income that was recorded on nonaccrual and restructured loans	15	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2002 and 2001 is as follows:

	Nine Months Ended September 30,

	2002	2001

	(Dollars in Thousands)

Average amount of loans outstanding	$101,423	$77,287

Balance of allowance for loan losses at beginning of period	$1,352	$967

Loans charged off
Commercial and financial	$—	$—
Real estate mortgage	—	—
Installment	33	16

	33	16

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	7	2

	7	2

Net charge-offs	26	14

Additions to allowance charged to operating expense during period	944	358

Balance of allowance for loan losses at end of period	$2,270	$1,311

Ratio of net loans charged off during the period to average loans outstanding	.03%	.02%

Other income increased by $9,000 and $43,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001 due primarily to increases in service charges on deposit accounts.

Other expenses have increased by $145,000 and $394,000 for the third quarter and first nine months of 2002, respectively, as compared to the same periods in 2001. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 31 at September 30, 2002 from 25 at September 30, 2001 and to other annual salary increases. Overall deposit and asset growth have caused the increases in other operating expenses.

We have provided for income taxes at an effective rate of 34% and 37% including state income taxes for the first nine months of 2002 and 2001, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures pursuant to Rule 132-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. We are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or, to our knowledge, other factors that could significantly affect our internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP. (Registrant)
Date: November 12, 2002	By:	/s/ JOHN L. COLEMAN

John L. Coleman, President and C.E.O. (Principal Executive Officer)

Date: November 12, 2002	By:	/s/ THOMAS L. REDDING

Thomas L. Redding, C.F.O. (Principal Financial and Accounting Officer)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L. Coleman, President and C.E.O. of First Georgia Community Corp, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Georgia Community Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ JOHN L. COLEMAN

John L. Coleman, President and C.E.O. (Principal Executive Officer)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas L. Redding, C.F.O., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Georgia Community Corp.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ THOMAS L. REDDING

Thomas L. Redding, C.F.O. (Principal Financial and Accounting Officer)