Form 10QSB
period 2003-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2003-05-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-24153

First Georgia Community Corp.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2261088

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2003:  927,408 shares of common stock; $5 par value

Transitional Small Business Disclosure Format

Yes ☐	No ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003
(Unaudited)

Assets
Cash and due from banks	$5,295,779
Interest-bearing deposits in banks	1,014,087
Federal funds sold	14,834,000
Securities available-for-sale, at fair value	18,087,286
Restricted equity securities, at cost	1,181,600
Loans held for sale	552,473
Loans	105,538,376
Less allowance for loan losses	2,098,465

Loans, net	103,439,911

Premises and equipment	2,611,732
Other assets	8,527,980

Total assets	$155,544,848

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$9,510,776
Interest-bearing	104,520,220

Total deposits	114,030,996
Other borrowings	28,790,313
Other liabilities	924,075

Total liabilities	143,745,384

Commitments and contingencies
Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 927,408 shares issued and outstanding	4,637,040
Capital surplus	5,102,988
Retained earnings	1,784,418
Accumulated other comprehensive income	275,018

Total stockholders’ equity	11,799,464

Total liabilities and stockholders’ equity	$155,544,848

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Interest income
Loans	$1,785,425	$1,711,319
Taxable securities	175,419	217,723
Nontaxable securities	38,085	16,460
Deposits in banks	3,078	6,330
Federal funds sold	36,057	22,011

Total interest income	2,038,064	1,973,843

Interest expense
Deposits	710,178	773,633
Other borrowings	286,348	185,920

Total interest expense	996,526	959,553

Net interest income	1,041,538	1,014,290
Provision for loan losses	270,000	90,000

Net interest income after provision for loan losses	771,538	924,290

Other income
Service charges on deposit accounts	91,011	83,572
Other operating income	160,248	59,861

Total other income	251,259	143,433

Other expenses
Salaries and employee benefits	435,726	386,936
Occupancy and equipment expenses	96,261	87,021
Other operating expenses	385,199	270,909

Total other expenses	917,186	744,866

Net income before income taxes	105,611	322,857
Income tax expense	34,853	112,400

Net income	70,758	210,457

Other comprehensive loss :
Unrealized losses on securities available-for-sale arising during period, net of tax	(54,488)	(58,998)

Comprehensive income	$16,270	$151,459

Basic earnings per share	$0.08	$0.27

Diluted earnings per share	$0.08	$0.26

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$70,758	$210,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	81,297	44,001
Net decrease (Increase) in loans held for sale	26,399	(210,574)
Provision for loan losses	270,000	90,000
Gain on sale of real estate	(92,083)	—
Decrease (increase) in interest receivable	116,510	(23,247)
Decrease in interest payable	(21,701)	(43,204)
Net other operating activities	130,265	26,041

Net cash provided by operating activities	581,445	93,474

INVESTING ACTIVITIES
Net decrease (increase) in interest-bearing deposits in banks	353,609	(57,717)
Purchases of securities available-for-sale	(3,271,139)	(2,151,393)
Proceeds from maturities of securities available-for-sale	2,629,580	1,149,359
Net increase in federal funds sold	(1,999,000)	(384,000)
Net increase in loans	(3,197,096)	(7,943,408)
Purchase of premises and equipment	(329,851)	(46,272)

Net cash used in investing activities	(5,813,897)	(9,433,431)

FINANCING ACTIVITIES
Net increase in deposits	7,382,745	6,935,615
Proceeds from other borrowings	280,304	—
Proceeds from exercise of stock options	21,046	2,042,700

Net cash provided by financing activities	7,684,095	8,978,315

Net increase (decrease) in cash and due from banks	2,451,643	(361,642)
Cash and due from banks, beginning of period	2,844,136	2,417,020

Cash and due from banks, end of period	$5,295,779	$2,055,378

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$1,018,227	$1,002,757
Income taxes	$2,955	$53,312
NONCASH TRANSACTION
Principal balance of loans transferred to other real estate	$4,552,581	$—
Financed sale of other real estate	$1,325,000

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

The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At March 31, 2003, the Company has a stock-based employee compensation plan.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

Net income, as reported	$70,758	$210,457
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	4,902	4,902

Pro forma net income	$65,856	$205,555

Earnings per share:
Basic - as reported	$0.08	$0.27

Basic - pro forma	$0.07	$0.26

Diluted - as reported	$0.08	$0.26

Diluted - pro forma	$0.07	$0.26

NOTE 3.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses.  The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.  The allowance for loan losses as a percentage of total loans was 1.99% at March 31, 2003 as compared to 2.63% at December 31, 2002.  See “Results of Operations for the Three Months Ended March 31, 2003 and 2002” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of March 31, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory.  We consider our liquidity to be adequate to meet operating and loan funding requirements.  The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 23%.  As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source.  Total brokered deposits amounted to $19 million, or approximately 17% of total deposits, as of March 31, 2003.  These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement

	Consolidated	Bank

Leverage capital ratios	9.55%	7.78%	4.00%
Risk-based capital ratios:
Core capital	11.41	9.29	4.00
Total capital	14.36	10.55	8.00

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

March 31, 2003

Commitments to extend credit	$8,445,000
Letters of credit	545,000

$8,990,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)
Cash and due from banks	$5,296	$2,844
Interest-bearing deposits in banks	1,014	1,368
Federal funds sold	14,834	12,835
Securities	19,269	18,743
Loans, net	103,440	103,740
Loans held for sale	552	579
Premises and equipment	2,612	2,336
Other assets	8,528	5,374

	$155,545	$147,819

Deposits	$114,031	$106,648
Other borrowings	28,790	28,510
Other liabilities	924	899
Stockholders’ equity	11,800	11,762

	$155,545	$147,819

Our assets increased by 5% during the first quarter of 2003. Gross loans outstanding decreased approximately $1 million during the first quarter of 2003, primarily as a result of transferring $4.5 million in loans to other real estate owned following foreclosure.  Deposit growth of $7 million was used to fund loan growth of $3.5 million (exclusive of the loans transferred to other real estate owned), with the remainder invested primarily in federal funds sold. Our loans to available funds ratio has remained in the 75% to 85% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties.  Our total equity has increased by year-to-date net income of $71,000 as well as proceeds from the exercise of stock options of $21,000.  These increases in equity were offset by decreased gains on securities available-for-sale, net of tax, of $54,000.

Results of Operations For The Three Months Ended March 31, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Interest income	$2,038	$1,974
Interest expense	996	960

Net interest income	1,042	1,014
Provision for loan losses	270	90
Other income	251	143
Other expense	917	745

Pretax income	106	322
Income taxes	35	112

Net income	$71	$210

Our net interest income has increased by $28,000 in the first quarter of 2003 as compared to the same period in 2002.  Our net interest margin decreased to 3.03% in the first quarter of 2003 as compared to 3.53% for the first quarter of 2002 and 3.69% for the entire year of 2002.  The increase in net interest income is due primarily to the increased volume of average loans.  The decrease in net interest margin is due to the decrease in yields earned on loans that have decreased to 6.69% in the first quarter of 2003 as compared to 7.51% in the first quarter of 2002.  The decrease in the yield on loans during the first quarter of 2003 is primarily attributed to the reversal of approximately $60,000 of interest earned on loans secured by real estate that were foreclosed and transferred to other real estate owned during the latter part of the first quarter.  Our cost of funds has decreased as well, as deposits continue to re-price at lower rates as they have matured.  Our cost of funds decreased to 2.90% in the first quarter of 2003 as compared to 3.71% in the first quarter of 2002.

The provision for loan losses increased by $180,000 in the first quarter of 2003 when compared to the same period in 2002.  The amounts provided were due in part to loan growth, but are due primarily to the increase in the amount of non-performing loans during the first quarter of 2003.  The allowance for loan losses as a percentage of total loans was 1.99% at March 31, 2003 as compared to 2.63% at December 31, 2002.  Net charge offs for the first quarter of 2003 were $974,000 as compared to $2,000 in 2002.  As of March 31, 2003, we had nonperforming loans and assets of $4.3million as compared to $3.8million at December 31, 2002.  The increase in nonperforming loans and assets during the first quarter of 2003 is attributed to the foreclosure of a residential construction relationship totaling approximately $1.8 million.  This increase in nonperfroming loans and assets was offset by the sale of previously held other real estate of $1.1 million and the subsequent write down of other parcels of other real estate in the amount of $200,000.  Of the $974,000 charged off during the first quarter of 2003, approximately $750,000 was attributed to the residential construction relationship, as the properties were written down to the lower of their book value or fair market value (less cost to sell), prior to the foreclosure.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible.  Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.  The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans.  An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses.  The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally.  The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2003 and 2002 is as follows:

	March 31,

	2003	2002

	(Dollars in Thousands)
Nonaccrual loans	$87	$1,628
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	16
Restructured loans	0	0
Potential problem loans	1,475	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	4	26
Interest income that was recorded on nonaccrual and restructured loans	2	0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,

	2003	2002

	(Dollars in Thousands)
Average amount of loans outstanding	$106,758	$91,112

Balance of allowance for loan losses at beginning of period	$2,802	$1,352

Loans charged off
Commercial and financial	—	—
Real estate mortgage	975	—
Installment	—	4

	975	4

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	1	2

	1	2

Net charge-offs	974	2

Additions to allowance charged to operating expense during period	270	90

Balance of allowance for loan losses at end of period	$2,098	$1,440

Ratio of net loans charged off during the period to average loans outstanding	.91%	.01%

Other income has increased in the first quarter of 2003 as compared to the same period in 2002 by $108,000 due primarily to net gains on sale of real estate of $92,000.

Other expenses increased in the first quarter of 2003 as compared to the same period in 2002 by $172,000 due to increased salaries and employee benefits of $49,000, occupancy and equipment expenses of $9,000, and other operating expenses of $114,000.  Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 40 at March 31, 2003 from 31 at March 31, 2002, primarily as a result of opening a new branch facility in February of 2003.  Occupancy and equipment expenses have also increased due to increases in depreciation expense and occupancy expense attributed to the opening of the new branch facility. Other operating expenses have increased due to increases in legal and professional fees and other costs associated with maintaining foreclosed properties.

We have provided for income taxes at an effective tax rate of 33% and 35% including state income taxes for the first quarters of 2003 and 2002.

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

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Exchange Act within the time periods specified in the SEC’s rules and forms.  Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. We are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: May 14, 2003	BY:	/s/ JOHN L. COLEMAN

John L. Coleman, President and C.E.O. (Principal Executive Officer)

DATE: May 14, 2003	BY:	/s/ THOMAS L. REDDING

Thomas L. Redding, C.F.O. (Principal Financial and Accounting Officer)

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L. Coleman, President and C.E.O. of First Georgia Community Corp, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Georgia Community Corp.

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

Date:  May 14, 2003

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

Date:  May 14, 2003

/s/ THOMAS L. REDDING

Thomas L. Redding, C.F.O.
(Principal Financial and Accounting Officer)