Form 10QSB
period 2003-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2003-08-13
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 1, 2003: 930,208; $5 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(Unaudited)

Assets

Cash and due from banks	$3,175,119
Interest-bearing deposits in banks	2,316,875
Federal funds sold	13,415,000
Securities available-for-sale, at fair value	19,901,616
Restricted equity securities, at cost	1,281,600
Loans held for sale	1,459,067
Loans	105,458,669
Less allowance for loan losses	2,052,805

Loans, net	103,405,864

Premises and equipment	2,561,255
Other assets	7,936,336

Total assets	$155,452,733

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,760,821
Interest-bearing	100,286,323

Total deposits	111,047,144
Other borrowings	31,100,344
Other liabilities	1,351,902

Total liabilities	143,499,390

Commitments and contingencies
Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 930,208 shares issued and outstanding	4,651,040
Capital surplus	5,123,652
Retained earnings	1,895,329
Accumulated other comprehensive income	283,322

Total stockholders’ equity	11,953,343

Total liabilities and stockholders’ equity	$155,452,733

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Interest income
Loans	$1,925,914	$1,944,171	$3,711,339	$3,655,490
Taxable securities	164,405	213,941	339,824	431,664
Nontaxable securities	29,270	19,421	67,355	35,881
Deposits in banks	2,112	5,092	5,190	11,422
Federal funds sold	55,546	14,848	91,603	36,859

Total interest income	2,177,247	2,197,473	4,215,311	4,171,316

Interest expense
Deposits	702,675	775,894	1,412,853	1,549,527
Other borrowings	309,083	183,705	595,431	369,625

Total interest expense	1,011,758	959,599	2,008,284	1,919,152

Net interest income	1,165,489	1,237,874	2,207,027	2,252,164
Provision for loan losses	—	164,000	270,000	254,000

Net interest income after provision for loan losses	1,165,489	1,073,874	1,937,027	1,998,164

Other income
Service charges on deposit accounts	197,657	94,940	288,668	178,512
Other operating income	(40,629)	49,478	119,619	109,339

Total other income	157,028	144,418	408,287	287,851

Other expenses
Salaries and employee benefits	471,123	389,953	906,849	793,149
Occupancy and equipment expenses	109,082	86,095	205,343	173,115
Other operating expenses	563,856	301,164	949,055	555,814

Total other expenses	1,144,061	777,212	2,061,247	1,522,078

Net income before income taxes	178,456	441,080	284,067	763,937
Income tax expense	67,545	149,050	102,398	261,450

Net income	110,911	292,030	181,669	502,487

Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale arising during period	8,304	233,191	(46,184)	174,193

Comprehensive income	$119,215	$525,221	$135,485	$676,680

Basic earnings per share	$0.12	$0.32	$0.20	$0.59

Diluted earnings per share	$0.12	$0.32	$0.20	$0.58

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net income	$181,669	$502,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	113,640	91,137
Net (increase) decrease in loans held for sale	(880,195)	128,222
Provision for loan losses	270,000	254,000
Loss on sale of other real estate owned	3,396
(Increase) decrease in interest receivable	132,222	(115,185)
Decrease in interest payable	(64,674)	(63,467)
Net other operating activities	207,292	(91,272)

Net cash provided by (used in) operating activities	(36,650)	705,922

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(949,179)	(138,007)
Purchases of securities available-for-sale	(7,395,000)	(2,501,393)
Proceeds from maturities of securities available-for-sale	4,980,042	1,693,159
Purchases of restricted equity securities	(100,000)	—
Net increase in federal funds sold	(580,000)	(1,917,000)
Net increase in loans	(2,293,914)	(15,077,285)
Purchase of premises and equipment	(339,254)	(90,322)

Net cash used in investing activities	(6,677,305)	(18,030,848)

FINANCING ACTIVITIES
Net increase in deposits	4,398,893	15,897,380
Repayment of other borrowings	—	(500,000)
Proceeds from other borrowings	2,590,335	—
Proceeds from exercise of stock options	55,710	2,042,700

Net cash provided by financing activities	7,044,938	17,440,080

Net increase in cash and due from banks	330,983	115,154
Cash and due from banks, beginning of period	2,844,136	2,417,020

Cash and due from banks, end of period	$3,175,119	$2,532,174

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:
Interest	$2,072,958	$1,982,619
Income taxes	$83,556	$384,312
NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$4,327,581	$—
Financed sale of other real estate owned	$1,969,135	$—

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At June 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,

	2003	2002

Net income, as reported	$110,911	$292,030
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	0	41,179

Pro forma net income	$110,911	$250,851

Earnings per share:
Basic - as reported	$.12	$.32

Basic – pro forma	$.12	$.27

Diluted - as reported	$.12	$.32

Diluted - pro forma	$.12	$.27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	STOCK COMPENSATION PLAN (Continued)

	Six Months Ended June 30,

	2003	2002

Net income, as reported	$181,669	$502,487
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	4,902	46,081

Pro forma net income	$176,767	$456,406

Earnings per share:
Basic - as reported	$.20	$.59

Basic - pro forma	$.19	$.54

Diluted - as reported	$.20	$.58

Diluted - pro forma	$.19	$.53

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,

	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	928,854	925,708

Net income	$110,911	$292,030

Basic earnings per share	$.12	$.32

Diluted Earnings Per Share:
Weighted average common shares outstanding	928,854	925,708
Net effect of the assumed exercise of stock options based on treasury stock method using average market prices for the year	2,407	2,804

Total weighted average common shares and common stock equivalents outstanding	931,261	928,512

Net income	$110,911	$292,030

Diluted earnings per share	$.12	$.32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,

	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	927,421	853,277

Net income	$181,669	$502,487

Basic earnings per share	$.20	$.59

Diluted Earnings Per Share:
Weighted average common shares outstanding	927,421	853,277
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,588	11,954

Total weighted average common shares and common stock equivalents outstanding	930,009	865,231

Net income	$181,669	$502,487

Diluted earnings per share	$.20	$.58

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2002 as filed on our annual report on Form 10-KSB.

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

Liquidity and Capital Resources

As of June 30, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 23%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $17 million as of June 30, 2003. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	9.22%	7.53%	4.00%
Risk-based capital ratios:
Core capital	10.90	8.92	4.00
Total capital	13.68	10.17	8.00

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

June 30, 2003

Commitments to extend credit	$9,765,000
Letters of credit	633,000

$10,398,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2003	December 31, 2002

	(Dollars in Thousands)
Cash and due from banks	$3,175	$2,844
Interest-bearing deposits in banks	2,317	1,368
Federal funds sold	13,415	12,835
Securities	21,184	18,743
Loans, net	103,406	103,740
Loans held for sale	1,459	579
Premises and equipment	2,561	2,336
Other assets	7,936	5,374

	$155,453	$147,819

Deposits	$111,048	$106,648
Other borrowings	31,100	28,510
Other liabilities	1,352	899
Stockholders’ equity	11,953	11,762

	$155,453	$147,819

Our assets increased by 5% during the first six months of 2003. Deposit growth of $4.4 million was invested primarily in federal funds sold and securities. Our loan to deposit ratio has remained in the 95% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties. Our total equity has increased by year-to-date net income of $182,000, the exercise of stock options totaling $56,000 and decreased by the change in unrealized gains on securities available-for-sale, net of tax, of $46,000.

Results of Operations For The Three Months Ended June 30, 2003 and 2002 and for the Six Months Ended June 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Interest income	$2,177	$2,198
Interest expense	1,012	960

Net interest income	1,165	1,238
Provision for loan losses	—	164
Other income	157	144
Other expense	1,144	777

Pretax income	178	441
Income taxes	67	149

Net income	$111	$292

	Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Interest income	$4,215	$4,171
Interest expense	2,008	1,919

Net interest income	2,207	2,252
Provision for loan losses	270	254
Other income	408	288
Other expense	2,061	1,522

Pretax income	284	764
Income taxes	102	262

Net income	$182	$502

Our net interest income has decreased by $73,000 and $45,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin decreased to 3.11% during the first six months of 2003 as compared to 3.77% for the first six months of 2002 and 3.69% for the entire year of 2002. The decreases in net interest income and net interest margin are due to the decrease in yields on loans that have decreased to 6.99% in the first six months of 2003 as compared to 7.59% in the first six months of 2002. The cost of funds has decreased as well as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.95% in the first six months of 2003 as compared to 3.60% in the first six months of 2002.

The provision for loan losses decreased by 164,000 and increased by $16,000 in the second quarter and first six months of 2003, respectively, when compared to the same periods in 2002. The amounts provided are due in part to loan growth, but are due primarily to the increase in the amount of non-performing loans during the first quarter of 2003. The allowance for loan losses as a percentage of total loans was 1.95% at June 30, 2003 compared to 2.63% at December 31, 2002. Net charge offs for the first six months of 2003 were $1,019,000 as compared to $18,000 in 2002. As of June 30, 2003, we had nonperforming loans and assets of $3.5 million as compared to $3.8 million at December 31, 2002. The level of nonperforming loans and assets at June 30, 2003 is attributed to the foreclosure of a residential construction relationship totaling $1.8 million. This increase in nonperforming loans and assets was offset by the sale of previously held other real estate of $1.1 million and the subsequent write down of other parcels of other real in the amount of $375,000. Of the $1.025 million charged off during the first six months of 2003, approximately $797,000 was attributed to the residential construction relationship, as the properties were written down to the lower of their book value or fair market value (less cost to sell), prior to foreclosure. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2003 and 2002 is as follows:

	June 30,

	2003	2002

	(Dollars in Thousands)

Nonaccrual loans	$0	$1,300
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	1,509
Restructured loans	0	0
Potential problem loans	2,903	13
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	53
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 and 2002 is as follows:

	Six Months Ended June 30,

	2003	2002

	(Dollars in Thousands)

Average amount of loans outstanding	$105,827	$96,359

Balance of allowance for loan losses at beginning of period	$2,802	$1,352

Loans charged off
Commercial and financial	$1,025	$—
Real estate mortgage	—	—
Installment	—	23

	1,025	23

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	6	5

	6	5

Net charge-offs	1,019	18

Additions to allowance charged to operating expense during period	270	254

Balance of allowance for loan losses at end of period	$2,053	$1,588

Ratio of net loans charged off during the period to average loans outstanding	.96%	.02%

Other income increased by $13,000 and $120,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002 due primarily to an increase in overdraft fees collected on demand deposit accounts. The increase in overdraft fees of $103,000 during the second quarter of 2003 were substantially offset by losses incurred on the sale of other real estate totaling $95,000.

Other expenses have increased by $367,000 and $539,000 for the second quarter and first six months of 2003, respectively, as compared to the same periods in 2002. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 39 at June 30, 2003 from 31 at June 30, 2002, primarily as a result of opening a new branch facility in February of 2003. Occupancy and equipment expenses have also increased due to increases in depreciation expense and occupancy expense attributed to the opening of the new branch facility. Other operating expenses have increased due to increases in legal and professional fees and other costs associated with maintaining foreclosed properties.

We have provided for income taxes at an effective rate of 36% and 34% including state income taxes for the first six months of 2003 and 2002, respectively.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 24, 2003.

(b)	The following directors were selected at the meeting to serve terms for the upcoming year:

Richard Ballard	Joey McClelland
Charles W. Carter	Alexander Pollack
John L. Coleman	Robert Ryan
Alfred D. Fears, Jr.	James H. Warren
William B. Jones	George L. Weaver
Harry Lewis

The shares represented at the meeting (650,808 or 70.30%) voted as follows:

Item (b) # of Shares

For	644,858
Against	—
Abstained	5,950

Total	650,808

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP. (Registrant)
DATE: August 12, 2003	BY:	/s/ JOHN L. COLEMAN

John L. Coleman, President and C.E.O. (Principal Executive Officer)

DATE: August 12, 2003	BY:	/s/ ELAINE S. KENDRICK

Elaine S. Kendrick, Secretary and Treasurer (Principal Financial and Accounting Officer)