Form 10QSB
period 2003-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2003-11-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-13583

First Georgia Community Corp.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2261088
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

150 Covington Street, Jackson, Georgia 30233

(Address of principal executive offices)

(770) 504-1090

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 1, 2003: 930,208; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2003

(Unaudited)

Assets
Cash and due from banks	$8,158,945
Interest-bearing deposits in banks	909,390
Federal funds sold	8,373,000
Securities available-for-sale, at fair value	21,284,957
Restricted equity securities, at cost	1,278,250
Loans held for sale	596,627

Loans	105,308,780
Less allowance for loan losses	2,044,004

Loans, net	103,264,776

Premises and equipment	2,496,579
Other assets	7,458,413

Total assets	$153,820,937

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$16,321,991
Interest-bearing	95,002,150

Total deposits	111,324,141
Other borrowings	29,170,178
Other liabilities	1,306,745

Total liabilities	141,801,064

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 930,208 shares issued and outstanding	4,651,040
Capital surplus	5,123,652
Retained earnings	2,122,010
Accumulated other comprehensive income	123,171

Total stockholders’ equity	12,019,873

Total liabilities and stockholders’ equity	$153,820,937

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans	$1,914,932	$2,032,817	$5,626,271	$5,688,307
Taxable securities	153,206	193,663	493,030	625,327
Nontaxable securities	40,435	22,161	107,790	58,042
Deposits in banks	4,780	4,502	9,970	15,924
Federal funds sold	29,374	10,627	120,977	47,486

Total interest income	2,142,727	2,263,770	6,358,038	6,435,086

Interest expense
Deposits	589,859	785,161	2,002,712	2,334,688
Other borrowings	311,575	200,098	907,006	569,723

Total interest expense	901,434	985,259	2,909,718	2,904,411

Net interest income	1,241,293	1,278,511	3,448,320	3,530,675
Provision for loan losses	—	690,000	270,000	944,000

Net interest income after provision for loan losses	1,241,293	588,511	3,178,320	2,586,675

Other income
Service charges on deposit accounts	178,590	97,881	467,258	276,393
Gain (loss) on sale of other real estate owned	(11,521)	—	138,562	—
Other operating income	85,196	54,908	208,210	164,247

Total other income	252,265	152,789	814,030	440,640

Other expenses
Salaries and employee benefits	478,158	350,770	1,385,007	1,143,919
Occupancy and equipment expenses	122,061	92,522	327,404	265,637
Provision for losses on other real estate owned	152,500	—	302,992	—
Other operating expenses	438,958	355,266	1,390,999	911,080

Total other expenses	1,191,677	798,558	3,406,402	2,320,636

Net income (loss) before income taxes	301,881	(57,258)	585,948	706,679

Income tax expense (benefit)	75,200	(21,170)	177,598	240,280

Net income (loss)	226,681	(36,088)	408,350	466,399

Other comprehensive income :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(160,151)	170,594	(206,335)	344,787

Comprehensive income	$66,530	$134,506	$202,015	$811,186

Basic earnings (losses) per share	$0.24	$(0.04)	$0.44	$0.53

Diluted earnings (losses) per share	$0.24	$(0.04)	$0.44	$0.53

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net income	$408,350	$466,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180,589	139,795
Net increase in loans held for sale	(17,755)	(1,099,824)
Provision for loan losses	270,000	944,000
Provision for losses on other real estate owned	302,992	—
Gain on sale of other real estate owned	(135,862)	—
(Increase) decrease in interest receivable	12,289	(62,054)
Increase (decrease) in interest payable	(95,861)	66,438
Net other operating activities	226,102	(271,548)

Net cash provided by operating activities	1,150,844	183,206

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	458,306	(3,130)
Purchases of securities available-for-sale	(11,255,600)	(2,501,393)
Proceeds from maturities of securities available-for-sale	7,198,992	2,648,363
Purchases of restricted equity securities	(96,650)	(250,000)
Net (increase) decrease in federal funds sold	4,462,000	(184,000)
Net increase in loans	(2,043,487)	(19,517,390)
Proceeds from sale of other real estate owned	445,006
Additions to other real estate owned	(54,844)	—
Purchase of premises and equipment	(341,527)	(120,569)

Net cash used in investing activities	(1,227,804)	(19,928,119)

FINANCING ACTIVITIES
Net increase in deposits	4,675,890	16,609,790
Repayment of other borrowings	(2,000,000)	(500,000)
Proceeds from other borrowings	2,660,169	5,000,000
Proceeds from exercise of stock options	55,710	2,042,700

Net cash provided by financing activities	5,391,769	23,152,490

Net increase in cash and due from banks	5,314,809	3,407,577

Cash and due from banks, beginning of period	2,844,136	2,417,020

Cash and due from banks, end of period	$8,158,945	$5,824,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

Interest	$3,005,579	$2,837,973

Income taxes	$83,556	$527,312

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$4,327,580	$—

Financed sale of other real estate owned	$2,078,473	$—

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

The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At September 30, 2003, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2003	2002

Net income (loss), as reported	$226,681	$(36,088)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,334	0

Pro forma net income (loss)	$224,347	$(36,088)

Earnings (losses) per share:
Basic—as reported	$.24	$(0.04)

Basic—pro forma	$.24	$(0.04)

Diluted—as reported	$.24	$(0.04)

Diluted—pro forma	$.24	$(0.04)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	STOCK COMPENSATION PLAN (Continued)

	Nine Months Ended September 30,
	2003	2002

Net income, as reported	$408,350	$466,399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	7,236	46,081

Pro forma net income	$401,114	$420,318

Earnings per share:
Basic—as reported	$0.44	$0.53

Basic—pro forma	$0.43	$0.48

Diluted—as reported	$0.44	$0.53

Diluted—pro forma	$0.43	$0.47

NOTE 3.	EARNINGS (LOSSES) PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings (losses) per common share.

	Three Months Ended September 30,
	2003	2002

Basic Earnings (Losses) Per Share:
Weighted average common shares outstanding	930,208	925,708

Net income (loss)	$226,281	$(36,088)

Basic earnings (losses) per share	$.24	$(0.04)

Diluted Earnings (Losses) Per Share:
Weighted average common shares outstanding	930,208	925,708
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,236	0

Total weighted average common shares and common stock equivalents outstanding	932,444	925,708

Net income (loss)	$226,281	$(36,088)

Diluted earnings (losses) per share	$.24	$(0.04)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS (LOSSES) PER SHARE (Continued)

	Nine Months Ended September 30,
	2003	2002

Basic Earnings Per Share:
Weighted average common shares outstanding	928,360	877,686

Net income	$408,350	$466,399

Basic earnings per share	$.44	$0.53

Diluted Earnings Per Share:
Weighted average common shares outstanding	928,360	877,686
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,469	8,871

Total weighted average common shares and common stock equivalents outstanding	930,830	886,557

Net income	$408,350	$466,399

Diluted earnings per share	$.44	$0.53

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5.	SUBSEQUENT EVENT

Subsequent to September 30, 2003, the Company was advised by its insurance consultants that the liability for executive officer and director deferred compensation as recorded in the financial statements was understated. The information and underlying assumptions provided by the Company’s consultants is currently being evaluated by management to determine what adjustment should be made. Based upon the information provided, the adjustment that may be required to be recorded would have the effect of decreasing net income and stockholders’ equity as follows:

Net Income	Range of Estimates, Net of Tax
Year Ended December 31, 2002	$57,000–$ 70,000
Nine Months Ended September 20, 2003	$32,000–$ 56,000

Stockholders’ Equity
As of December 31, 2002	$204,000–$242,000
As of September 30, 2003	$236,000–$298,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

As of September 30, 2003, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 23.90%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $15.7 million as of September 30, 2003. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	13.83%	10.78%	4.00%
Risk-based capital ratios:
Core capital	11.11	9.52	4.00
Total capital	9.39	7.99	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2003

Commitments to extend credit	$11,044,000
Letters of credit	529,000

$11,573,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Cash and due from banks	$8,159	$2,844
Interest-bearing deposits in banks	909	1,368
Federal funds sold	8,373	12,835
Securities	22,563	18,743
Loans, net	103,265	103,740
Loans held for sale	597	579
Premises and equipment	2,497	2,336
Other assets	7,458	5,374

	$153,821	$147,819

Deposits	$111,324	$106,648
Other borrowings	29,170	28,510
Other liabilities	1,307	899
Stockholders’ equity	12,020	11,762

	$153,821	$147,819

Our assets increased by 4.06% during the first nine months of 2003. Deposit growth of $4.7 million was invested primarily in securities. Our loan to deposit ratio has remained in the 95% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties. Our total equity has increased by year-to-date net income of $408,000, the exercise of stock options totaling $56,000 and decreased by the change in unrealized gains on securities available-for-sale, net of tax, of $206,000.

Results of Operations For The Three Months Ended September 30, 2003 and 2002 and for the Nine Months Ended September 30, 2003 and 2002

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Interest income	$2,143	$2,264
Interest expense	902	985

Net interest income	1,241	1,279
Provision for loan losses	—	690
Other income	252	153
Other expense	1,191	799

Pretax income (loss)	302	(57)
Income taxes	75	(21)

Net income (loss)	$227	$(36)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Interest income	$6,358	$6,435
Interest expense	2,910	2,904

Net interest income	3,448	3,531
Provision for loan losses	270	944
Other income	814	441
Other expense	3,406	2,322

Pretax income	586	706
Income taxes	178	240

Net income	$408	$466

Our net interest income has decreased by $38,000 and $83,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Our net interest margin decreased to 3.25% during the first nine months of 2003 as compared to 3.81% for the first nine months of 2002 and 3.69% for the entire year of 2002. The decreases in net interest income and net interest margin are due to the decrease in yields on loans that have decreased to 7.13% in the first nine months of 2003 as compared to 7.48% in the first nine months of 2002. The cost of funds has decreased as well as deposits have been able to be repriced as they have matured. Our cost of funds decreased to 2.93% in the first nine months of 2003 as compared to 3.54% in the first nine months of 2002.

The provision for loan losses decreased by 690,000 and increased by $674,000 in the third quarter and first nine months of 2003, respectively, when compared to the same periods in 2002. The amounts provided are due in part to loan growth, but are due primarily to the increase in the amount of non-performing loans during the first quarter of 2003. The allowance for loan losses as a percentage of total loans was 1.94% at September 30, 2003 compared to 2.63% at December 31, 2002. Net charge offs for the first nine months of 2003 were $1,028,000 as compared to $26,000 in 2002. As of September 30, 2003, we had nonperforming loans and assets of $2.8 million as compared to $3.8 million at December 31, 2002. The decrease in nonperforming loans and assets was attributable to the foreclosure of a $1.8 million residential construction relationship, offset by a loan charge off of $225,000, subsequent write downs of other real estate of $303,000, and the sale of other real estate in the amount of $2.3 million. Of the $1,028,000 million of net charge offs during the first nine months of 2003, approximately $797,000 was attributed to the residential construction relationship previously mentioned, as the properties were written down to the lower of their book value or fair market value (less cost to sell), prior to foreclosure. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2003 and 2002 is as follows:

	September 30,
	2003	2002
	(Dollars in Thousands)
Nonaccrual loans	$0	$2,824
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	2,889	4,500
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	143
Interest income that was recorded on nonaccrual and restructured loans	0	15

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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 and 2002 is as follows:

	Nine Months Ended September 30,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$105,132	$101.423

Balance of allowance for loan losses at beginning of period	$2,802	$1,352

Loans charged off
Commercial and financial	196	—
Real estate mortgage	827	—
Consumer	14	33

	1,037	33

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Consumer	9	7

	9	7

Net charge-offs	1,028	26

Additions to allowance charged to operating expense during period	270	944

Balance of allowance for loan losses at end of period	$2,044	$2,270

Ratio of net loans charged off during the period to average loans outstanding	.98%	.03%

Other income increased by $99,000 and $373,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002 due to an increase in overdraft fees collected on demand deposit accounts and gains on the sale of other real estate. Overdraft fees increased by $72,000 during the third quarter of 2003 as compared to 2002. Overdraft fees increased by $182,000 for the nine months ended 2003 as compared to 2002. Gains on the sale of other real estate totaled $138,000 for the nine months ended 2003.

Other expenses have increased by $392,000 and $1,084,000 for the third quarter and first nine months of 2003, respectively, as compared to the same periods in 2002. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased by $241,000 primarily due to an increase in the number of full time equivalent employees to 40 at September 30, 2003 from 31 at September 30, 2002, primarily as a result of opening a new branch facility in February of 2003. Occupancy and equipment expenses have also increased by $62,000 primarily due to increases in depreciation expense and occupancy expense attributed to the opening of the new branch facility. Other operating expenses have increased by $478,000 primarily due to increases in legal and professional fees and other costs associated with maintaining foreclosed properties. In addition, the Bank has recorded provisions for other real estate losses totaling $303,000 that is included in other expenses.

We have provided for income taxes at an effective rate of 30% and 34% including state income taxes for the first nine months of 2003 and 2002, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, and the potential adjustment related to deferred compensation as disclosed in note 5 to the financial statements, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

PART II—OTHER INFORMATION

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

FIRST GEORGIA COMMUNITY CORP. (Registrant)

DATE: November 14, 2003	By:	/s/ John L. Coleman

John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: November 14, 2003	By:	/s/ Elaine S. Kendrick

Elaine S. Kendrick, Secretary and Treasurer (Principal Financial and Accounting Officer)