Form 10KSB
period 2003-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2004-03-30
CIK 1024132

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-24153

First Georgia Community Corp.

(Name of Small Business Issuer in its Charter)

Georgia	58-2261088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Covington Street, Jackson, GA	30233
(Address of Principal Executive Offices)	(Zip Code)

(770) 504-1090

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

(Title of Class)

Indicate by check mark whether the registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 2003 was $7,949,339 based on recent private sales known to the registrant at a price of $18.50 per share. There is no established trading market for the registrant’s stock.

Number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 930,208 shares of Common Stock at March 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part II.

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 21, 2004, are incorporated by reference into Part III.

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

Employees

As of March 1, 2004, the Bank had 38 full-time employees and 5 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock [is/is not] registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. The Company has not elected, and has no current plans to elect, to become a financial holding company.

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

The Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 per $100 of deposits for the first quarter of 2004.

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

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the Bank’s ratio of total capital to risk-weighted assets was 11.10% and our ratio of Tier 1 Capital to risk-weighted assets was 9.85%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 10.95%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include The Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions.

Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Bank implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of December 31, 2003, there were approximately 985 shareholders of record of the Company’s common stock. There is no established trading market for the Company’s common stock, although management is aware of sporadic trades at prices ranging from $18.00 to $20.00 per share during the past 12 months, and the last sale of such stock of which management is aware was at a price of $18.50. The Company had 930,208 shares of its common stock outstanding as of December 31, 2003.

The Company has not paid and does not anticipate paying dividends on its common stock in the immediate future. At present, the only source of funds from which the Company could pay dividends would be dividends paid to the Company by the Bank. Certain regulatory requirements restrict the amount of dividends that can be paid to the Company by the Bank without obtaining the prior approval of the DBF. Further, the Company, which is subject to a memorandum of understanding with the Federal Reserve Bank of Atlanta, may not pay dividends without prior Federal Reserve approval. No assurance can be given that dividends will be declared by the Company, or if declared, what the amount of the dividends will be or whether such dividends, once declared, would continue.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

First Georgia Community Corp., is a bank holding company headquartered in Jackson, Georgia organized to own all of the common stock of its bank subsidiary, First Georgia Community Bank. The principal activity of the bank is to provide banking services to domestic markets, principally in Butts County, Georgia and the surrounding counties. The bank is primarily regulated by the Georgia Department of Banking and Finance and the Federal Reserve and undergoes periodic examinations by these regulatory agencies. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

The following discussion describes our results of operations for 2003 as compared to 2002 and also analyzes our financial condition as of December 31, 2003 as compared to December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2003 and 2002 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

We may from time to time make written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to stockholders. Statements made in this report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors, including governmental monetary and fiscal policies, deposit levels, loan demand, loan collateral values, securities portfolio values, interest rate risk management, the effects of competition in the banking business from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market funds and other financial institutions operating in our market area and elsewhere, including institutions operating through the Internet, changes in governmental regulation relating to the banking industry, including regulations relating to branching and acquisitions, failure of assumptions underlying the establishment of reserves for loan losses, including the value of collateral underlying delinquent loans and other factors. We caution that these factors are not exclusive. We do not undertake to update any forward-looking statement that may be made from time to time by us, or on our behalf.

Overview

Net earnings were $566,000 in 2003, an increase from the $155,000 earned in 2002. Earnings were reduced in 2002 due to substantial additions to the allowance for loan loss based on an increase in lower quality assets, which was substantially reduced in 2003. Basic and diluted earnings per share were $.61 in 2003 compared to $0.17 per share in 2002.

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.97% at December 31, 2003 as compared to 2.63% at December 31, 2002. See “Results of Operations for the Years ended December 31, 2003 and 2002 for more information about the effect of the allowance and provision for loan losses.

The estimate of the carrying value of other real estate owned is also a critical accounting policy. The estimate is susceptible to numerous uncertainties that affect it, including appraisal values that may not be realized upon disposition, economic conditions during the sales process, and length of time the property is held.

Financial Condition at December 31, 2003 and 2002

The following is a summary of our balance sheets for the years indicated:

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$4,170	$2,844
Interest-bearing deposits in banks	922	1,368
Federal funds sold	10,779	12,835
Securities	20,504	18,743
Loans, net	101,741	103,740
Loans held for sale	—	579
Premises and equipment	2,469	2,336
Other assets	6,585	5,477

	$147,170	$147,922

Total deposits	$106,451	$106,648
Other borrowings	27,298	28,510
Other liabilities	1,380	1,171
Stockholders’ equity	12,041	11,593

	$147,170	$147,922

Financial Condition at December 31, 2003 and 2002

As of December 31, 2003, we had total assets of $147.2 million, a decrease of .51% over total assets as of December 31, 2002. Total interest-earning assets were $133.9 million at December 31, 2003 or 92% of total assets as compared to 95% of total assets December 31, 2002. Our primary interest-earning assets at December 31, 2003 were loans, which made up 76% of total interest-earning assets as compared to 76% at December 31, 2002. Our loans to available funds ratio was 78% at December 31, 2003 as compared to 79% at December 31, 2002.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed, municipal, and restricted equity securities, amounted to $20.5 million at December 31, 2003. Net unrealized gains on securities amounted to $253,000 at December 31, 2003 as compared to $531,000 at December 31, 2002. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 87.10% of our loan portfolio collateralized by real estate primarily located in our market area of Butts County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (12.85%), construction loans to build one to four-family residential properties (15.35%), and nonresidential properties consisting primarily of small business commercial properties (71.8%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One to four-family residential properties	90%
Construction loans on one to four-family residential properties	90%
Nonresidential property	85%

The remaining 12.9% of our loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are showing some signs of downward pressure as a result of a slowdown in the general economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures as well as having independent loan review. State banking regulations limit exposure by prohibiting secured loan relationships that exceed 25% of the Bank’s statutory capital and unsecured loan relationships that exceed 15% of the Bank’s statutory capital.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

We have continued with the use of brokered deposits as a funding source. Brokered deposits totaled $15.9 million as of December 31, 2003 compared to $18.0 million as of December 31, 2002. These deposits are readily obtainable at rates not significantly different from rates we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 21.31% at December 31, 2003 was considered satisfactory.

At December 31, 2003, we had loan commitments outstanding of $10.6 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2003, we had arrangements with five commercial banks for short-term advances of $10.8 million.

At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders’ equity increased due to net income in 2003 of $566,000. Our stockholders’ equity also decreased due to a decrease in the fair value of securities available-for-sale, net of tax, in the amount of $173,000 and increased due to the exercise of stock options in the amount of $55,700. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to First Georgia Community Corp. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could pay $383,000 in dividends without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for First Georgia Community Corp. and the Bank as of December 31, 2003 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	10.95%	8.42%	5%
Risk-based capital ratios:
Core capital	12.81%	9.85%	6%
Total capital	14.90%	11.10%	10%

At December 31, 2003, we had no material commitments for capital expenditures.

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings as well as our recent issuance of Trust Preferred Securities should assist us in keeping these ratios at satisfactory levels.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset/liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations For The Years Ended December 31, 2003 and 2002

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)
Interest income	$8,403	$8,572

Interest expense	3,747	3,925

Net interest income	4,656	4,647

Provision for loan losses	270	1,894

Other income	1,005	628

Other expenses	4,642	3,289

Pretax income	749	92

Income taxes (benefit)	183	(63)

Net income	$566	$155

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income depends on our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

Our net yield on average interest-earning assets was 3.33% in 2003 as compared to 3.69% in 2002. Average loans and federal funds sold increased by $2.6 million and 7.7 million, respectively, which accounted for the majority of a $13.8 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $16.8 million with average interest-bearing demand and time deposits accounting for 3.5 million of the increase and other borrowings accounting for 13 million of the remaining increase. The rate earned on average interest-earning assets decreased to 6.02% in 2003 from 6.81% in 2002. The rate paid on average interest-bearing liabilities decreased to 2.90% in 2003 from 3.50% in 2002. The decrease in net yield is due primarily to decreases in the rates earned on our interest-earning assets, as a significant percentage of our loan portfolio re-priced at lower rates as the Prime rate was lowered. As our interest-bearing liabilities mature and re-price at lower rates, we expect to see our net yield to stabilize.

Provision for Loan Losses

The provision for loan losses was $270,000 in 2003 as compared to $1,894,000 in 2002. The provision reduction in 2003 was the result of increased nonperforming loans in 2002 and recognizing the losses on those loans accordingly. Net charge offs for 2003 were $1,026,000 as compared to $444,000 in 2002. As of December 31, 2003, we had nonperforming loans and assets of $2.3 million as compared to $3.8 million at December 31, 2002. The decrease is attributed to the charge off of previously classified nonacrual loans and the sale and write down of other real estate owned. Management continues to review internally and with external assistance, our loan processing system and makes appropriate changes to further strengthen and preserve the integrity of that system. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. See “Critical Accounting Policies” for a description of our evaluation process for the portfolio and allowance for loan losses.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,005,000 in 2003 as compared to $628,000 in 2002, an increase of $377,000. The increase is due primarily to a $218,000 increase in service charges on deposit accounts related to our deposit growth, and due to gain on sales of other real estate owned of $149,000 as well as other miscellaneous income increases associated with the growth of the Bank.

Other Expenses

Other expenses were $4,642,000 in 2003 as compared to $3,289,000 in 2002, an increase of $1,353,000. Salaries and employee benefits increased by $413,000 due to an increase in additional staffing and increased commissions related to increased mortgage originations. Equipment and occupancy expenses increased by $77,000 due primarily to increased equipment depreciation, rent expense, and maintenance costs. Other operating expenses increased by $864,000 due primarily to increased provision for losses on other real estate owned of $588,000, increased other real estate owned expense of $183,000, increased data/ATM processing expense of $56,000, and other miscellaneous expenses associated with the growth of the Bank.

Income Tax

Income tax (benefit) expense in 2003 was $183,000 or 24% of pretax income as compared to $63,000 or (68)% in 2002. The increase in tax rate was due primarily to increased pretax income.

Management is not aware of any known trends, events or uncertainties, other than those discussed above, that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Specific officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the Bank’s Board of Directors on a monthly basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2003, our cumulative one-year interest rate-sensitivity gap ratio was 130%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. In a rising interest rate environment, this should result in an increase in net interest income as a higher percentage of interest-earning assets reprice than interest-bearing liabilities. Because gap analysis shows only the dollar volume of assets and liabilities that will mature or reprice, we also use simulation modeling to measure the actual effects of the repricing will have on our net interest margin, net income and economic value of equity. Our typical simulation modeling will involve a 12-month projection with a level, 200 basis point rising and 200 basis point falling rate scenario.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$922	$—	$—	$—	$922
Federal funds sold	10,779	—	—	—	10,779
Securities	1,278	—	6,680	12,546	20,504
Loans	77,325	7,881	18,323	258	103,787

	90,304	7,881	25,003	12,804	135,992

Interest-bearing liabilities:
Interest-bearing demand deposits	30,996	—	—	—	30,996
Savings	1,615	—	—	—	1,615
Certificates of deposit	6,732	25,082	32,043	—	63,857
Other borrowings	9,498	1,750	10,500	5,550	27,298

	48,841	26,832	42,543	5,550	123,766

Interest rate sensitivity gap	$41,463	$(18,951)	$(17,540)	$7,254

Cumulative interest rate sensitivity gap	$41,463	$22,512	$4,972	$12,226

Interest rate sensitivity gap ratio	1.85	.29	.59	2.31

Cumulative interest rate sensitivity gap ratio	1.85	1.30	1.04	1.10

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to:

•	Distribution of our assets, liabilities and stockholders’ equity, and the interest rates we experience;

•	Our investment portfolio;

•	Our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans;

•	Summary of our loan loss experience and allowance for loan losses;

•	Types of deposits; and

•	Return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$2,921	$2,530
Interest-bearing deposits in banks	1,256	794
Taxable securities	16,319	15,619
Tax exempt securities	4,083	1,762
Securities valuation account	348	257
Federal funds sold	12,266	4,583
Loans (2)	105,752	103,100
Allowance for loan losses	(2,206)	(1,603)
Other assets	10,451	6,095

	$151,190	$133,137

Total interest-earning assets	$139,676	$125,858

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$9,105	$8,822
Interest-bearing demand	30,488	28,945
Savings	1,587	1,356
Time	68,144	66,180

Total deposits	109,324	105,303

Other borrowings	28,811	15,771
Other liabilities	1,229	828

Total liabilities	139,364	121,902
Stockholders’ equity	11,826	11,235

	$151,190	$133,137

Total interest-bearing liabilities	$129,030	$112,252

(1)	For each category, average balances were determined using the daily average balances during the year.
(2)	Nonaccrual loans included in average loans for 2003 and 2002 were $303,000 and $1,430,000, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2003		2002
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)	$7,443	7.04	$7,578	7.35%
Interest on deposits in banks	12.96		21	2.64
Interest on taxable securities	658	4.03	819	5.24
Interest on tax exempt securities	156	3.82	82	4.64
Interest on federal funds sold	134	1.09	72	1.59

Total interest income	8,403	6.02	8,572	6.81

INTEREST EXPENSE:
Interest on interest-bearing
demand deposits	445	1.46	592	2.04
Interest on savings deposits	11	69	19	1.42
Interest on time deposits	2,100	3.08	2,466	3.73
Interest on other borrowings	1,191	4.13	848	5.38

Total interest expense	3,747	2.90	3,925	3.50

NET INTEREST INCOME	$4,656		$4,647

Net interest spread		3.12		3.31%

Net yield on average interest-earning assets		3.33		3.69%

(1)	Interest and fees on loans includes $996,000 and $853,000 of loan fee income for the years ended December 31, 2003 and 2002, respectively. Interest income recognized on nonaccrual loans during 2003 and 2002 was $57,000 and $16,000, respectively.

Rate and Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the year indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately on a consistent basis to the change due to volume and the change due to rate.

	Years Ended December 31, 2003 vs. 2002 Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$(327)	$192	$(135)
Interest on deposits in banks	(17)	8	(9)
Interest on taxable securities	(196)	35	(161)
Interest on tax exempt securities	(17)	91	74
Interest on federal funds sold	(28)	90	62

Total interest income	(585)	416	(169)

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	(177)	30	(147)
Interest on savings deposits	(11)	3	(8)
Interest on time deposits	(437)	71	(366)
Interest on other borrowings	(231)	574	343

Total interest expense	(856)	678	178

Net interest income	$(271)	$(262)	$9

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
U.S. Government agencies	$8,047	$4,121
Mortgage-backed securities	5,489	10,931
Municipal securities	5,690	2,509
Restricted equity securities	1,278	1,182

	$20,504	$18,743

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	—	—	5,072	3.87%	2,975	4.4%
Mortgage-backed securities	—	—	1,608	5.13%	1,771	4.65%
Municipals	—	—	—	—	3,631	3.95%

	$—	—	$6,680	3.18%	$8,377	4.26%

	After ten years			Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	—	—%	8,047	4.07%
Mortgage-backed securities	2,110	6.05	5,489	5.33
Municipals	2,059	4.53	5,690	4.16

	$4,169	5.30%	$19,226	4.46%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2003	2002
	(Dollars in Thousands)
Commercial	$11,141	$11,344
Real estate-construction	13,873	20,296
Real estate-mortgage	76,247	71,570
Consumer installment loans and other	2,526	3,332

	103,787	106,542
Less allowance for loan losses	(2,046)	(2,802)

Net loans	$101,741	$103,740

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$5,579
After one through five years	5,190
After five years	372

11,141

Construction
One year or less	$13,518
After one through five years	355
After five years	—

13,873

Other
One year or less	$20,326
After one through five years	56,992
After five years	1,455

78,773

$103,787

The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$18,582
Floating or adjustable interest rates	45,782

$64,364

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
	(Dollars in Thousands)
Nonaccrual loans	$ 0	$2,714
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	0	3,198
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	113
Interest income that was recorded on nonaccrual and restructured loans	57	16

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. For a description of the changes in potential problem loans from 2002 to 2003, see “Results of Operations for the years ended December 31, 2003 and 2002- Provision for Loan Losses.”

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

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off; recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the year to average loans.

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$105,752	$103,100

Balance of allowance for loan losses at beginning of year	$2,802	$1,352

Loans charged off
Commercial	(196)
Real estate mortgage	(827)	424
Installment	(16)	34

	(1,039)	458

Loans recovered
Commercial
Real estate mortgage
Installment	13	14

	13	14

Net charge-offs	(1,026)	444

Additions to allowance charged to operating expense during year	270	1,894

Balance of allowance for loan losses at end of year	$2,046	$2,802

Ratio of net loans charged off during the year to average loans outstanding	.97%	.43%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

As of December 31, 2003 and 2002, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on management’s best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003		December 31, 2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	389	11%	$250	11%
Real estate—construction	716	13	602	19
Real estate—mortgage	839	73	1,850	67
Consumer installment loans and other	102	3	100	3

	2,046	100%	$2,802	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented below. (1)

	Years Ended December 31,
	2003		2002
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$9,105	—%	$8,822	—%
Interest-bearing demand deposits	30,488	1.46	28,945	2.04
Savings deposits	1,587.69		1,356	1.42
Time deposits	68,144	3.08	66,180	3.73

	$109,324		$105,303

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$2,701
Over three months through six months	2,189
Over six through twelve months	7,751
Over twelve months	16,764

Total	$29,405

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2003	2002
Return on assets (1)	37%	0.12%
Return on equity (2)	4.79	1.38
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	7.82	8.44

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY CONSOLIDATED FINANCIAL REPORT DECEMBER 31, 2003

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

First Georgia Community Corp.

Jackson, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17 to the financial statements, the 2002 financial statements have been restated for an error in the method of recognizing expense related to deferred compensation liabilities.

/s/    MAULDIN & JENKINS, LLC

Atlanta, Georgia

January 16, 2004

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and due from banks	$4,170,144	$2,844,136
Interest-bearing deposits in banks	921,805	1,367,696
Federal funds sold	10,779,000	12,835,000
Securities available for sale	19,226,165	17,561,149
Restricted equity securities, at cost	1,278,250	1,181,600
Loans held for sale	—	578,872

Loans	103,787,139	106,542,487
Less allowance for loan losses	2,045,879	2,802,091

Loans, net	101,741,260	103,740,396

Premises and equipment	2,468,927	2,335,641
Other assets	6,584,742	5,477,394

Total assets	$147,170,293	$147,921,884

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$9,982,542	$8,468,832
Interest-bearing	96,468,445	98,179,419

Total deposits	106,450,987	106,648,251
Other borrowings	27,298,090	28,510,009
Other liabilities	1,380,023	1,170,868

Total liabilities	135,129,100	136,329,128

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 930,208 and 925,708 issued and outstanding, respectively	4,651,040	4,628,540
Surplus	5,123,654	5,090,442
Retained earnings	2,109,900	1,544,268
Accumulated other comprehensive income	156,599	329,506

Total stockholders’ equity	12,041,193	11,592,756

Total liabilities and stockholders’ equity	$147,170,293	$147,921,884

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Interest income:
Loans, including fees	$7,443,200	$7,577,752
Taxable securities	657,956	818,791
Nontaxable securities	155,668	81,767
Deposits in banks	11,675	20,980
Federal funds sold	134,372	73,081

Total interest income	8,402,871	8,572,371

Interest expense:
Deposits	2,555,558	3,076,710
Other borrowings	1,191,223	848,316

Total interest expense	3,746,781	3,925,026

Net interest income	4,656,090	4,647,345
Provision for loan losses	270,000	1,894,000

Net interest income after provision for loan losses	4,386,090	2,753,345

Other income:
Service charges on deposit accounts	598,451	380,102
Other operating income	406,824	248,001

Total other income	1,005,275	628,103

Other expenses:
Salaries and employee benefits	1,854,512	1,442,129
Equipment and occupancy expenses	424,650	347,788
Other operating expenses	2,363,443	1,499,759

Total other expenses	4,642,605	3,289,676

Income before income taxes (benefits)	748,760	91,772

Income tax expense (benefits)	183,128	(62,837)

Net income	$565,632	$154,609

Basic earnings per share	$0.61	$0.17

Diluted earnings per share	$0.61	$0.17

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Net income	$565,632	$154,609

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax of $(105,975) and $203,486, respectively	(172,907)	332,003

Comprehensive income	$392,725	$486,612

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2001, as previously reported	760,708	$3,803,540	$3,771,421	$1,512,466	$(2,497)	$9,084,930
Adjustment applicable to prior years (Note 17)	—	—	—	(122,807)	—	(122,807)

Balance, December 31, 2001, as restated	760,708	3,803,540	3,771,421	1,389,659	(2,497)	8,962,123
Net income	—	—	—	154,609	—	154,609
Exercise of stock options	165,000	825,000	1,217,700	—	—	2,042,700
Tax benefit from the exercise of stock options	—	—	101,321	—	—	101,321
Other comprehensive income	—	—	—	—	332,003	332,003

Balance, December 31, 2002	925,708	4,628,540	5,090,442	1,544,268	329,506	11,592,756
Net income	—	—	—	565,632	—	565,632
Exercise of stock options	4,500	22,500	33,212	—	—	55,712
Other comprehensive loss	—	—	—	—	(172,907)	(172,907)

Balance, December 31, 2003	930,208	$4,651,040	$5,123,654	$2,109,900	$156,599	$12,041,193

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$565,632	$154,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	236,126	186,360
Gain on sale of other real estate owned	(148,929)	—
Provision for losses on other real estate owned	587,992	—
Net (increase) decrease in loans held for sale	578,872	(276,329)
Provision for loan losses	270,000	1,894,000
Deferred income taxes	229,062	(634,837)
Deferred compensation	265,611	259,220
Increase in interest receivable	116,622	(85,152)
Increase (decrease) in interest payable	(17,935)	36,791
Net other operating activities	(231,062)	(388,740)

Net cash provided by operating activities	2,451,991	1,145,922

INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits in banks	445,891	(293,193)
Net (increase) decrease in federal funds sold	2,056,000	(9,753,000)
Purchases of securities available for sale	(11,612,000)	(5,121,998)
Proceeds from maturities of securities available for sale	9,668,102	4,082,157
Purchases of restricted equity securities	(96,650)	(541,600)
Net increase in loans	(304,605)	(20,103,292)
Purchases of premises and equipment	(369,412)	(149,472)
Additions to other real estate owned	(54,844)	—
Proceeds from sale of other real estate owned	495,006	—

Net cash provided by (used in) investing activities	227,488	(31,880,398)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(197,264)	13,908,883
Repayment of other borrowings	(1,211,919)	(500,000)
Proceeds from other borrowings	—	15,710,009
Proceeds from exercise of stock options	55,712	2,042,700

Net cash provided by (used in) financing activities	(1,353,471)	31,161,592

Net increase in cash and due from banks	1,326,008	427,116

Cash and due from banks at beginning of year	2,844,136	2,417,020

Cash and due from banks at end of year	$4,170,144	$2,844,136

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,764,716	$3,888,235

Income taxes	$83,556	$551,312

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate	$4,327,581	$1,100,000

Financed sales of other real estate owned	$2,293,840	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Georgia Community Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Georgia Community Bank (the “Bank”). The Bank is a commercial bank located in Jackson, Butts County, Georgia with a branch located in Locust Grove, Henry County, Georgia. The Bank provides a full range of banking services in its primary market area of Butts and Henry Counties and the surrounding counties.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred taxes, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans and the valuation of foreclosed real estate, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold and deposits are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $678,000 and $608,000 at December 31, 2003 and 2002, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

Loans held for sale consist of mortgage loans the Company has the intent to sell in the foreseeable future, and are carried at the lower of aggregate cost or market value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between sales proceeds and the carrying value of the loans.

Loans

Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income on loans is accrued on the outstanding principal balance.

Nonrefundable loan fees and costs incurred for loans are deferred and recognized in income over the life of the loans using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cash-basis or cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets.

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2003 and 2002 was $2,281,500 and $1,120,073, respectively.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Stock-Based Compensation

At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

	Years Ended December 31,
	2003	2002
Net income, as reported	$565,632	$154,609
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,135)	(46,081)

Pro forma net income	$555,497	$108,528

Earnings per share:
Basic—as reported	$.61	$.17

Basic—pro forma	$.60	$.12

Diluted—as reported	$.61	$.17

Diluted—pro forma	$.60	$.12

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The Company has determined that the revised provisions require deconsolidation of subsidiary trusts which issued trust preferred securities. The Company plans to adopt these revised provisions in the first quarter of 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires than an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
U.S. Government and agency securities	$7,961,029	$92,490	$(6,606)	$8,046,913
State and municipal securities	5,625,034	121,256	(56,167)	5,690,123
Mortgage-backed securities	5,387,522	122,508	(20,901)	5,489,129

	$18,973,585	$336,254	$(83,674)	$19,226,165

December 31, 2002:
U.S. Government and agency securities	$3,992,240	$129,033	$—	$4,121,273
State and municipal securities	2,461,246	48,508	(667)	2,509,087
Mortgage-backed securities	10,576,201	354,588	—	10,930,789

	$17,029,687	$532,129	$(667)	$17,561,149

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2003, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2003 tables above, eight out of nineteen securities purchased from state and political subdivisions contained unrealized losses and four out of forty securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. The eight municipal securities had a fair value of $2,432,572 and unrealized losses of $56,167. The four U.S. securities had a fair value of $2,406,463 and unrealized losses of $27,507. All securities with an unrealized loss at December 31, 2003 have been in a continuous unrealized loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Securities with a carrying value of $16,309,000 and $9,014,000 at December 31, 2003 and 2002 were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities as of December 31, 2003 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due from one to five years	$4,999,446	$5,071,650
Due from five to ten years	6,568,089	6,606,559
Due after ten years	2,018,528	2,058,827
Mortgage-backed securities	5,387,522	5,489,129

	$18,973,585	$19,226,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2003	2002
Commercial, financial and agricultural	$11,141,000	$11,344,000
Real estate—construction	13,873,000	20,296,000
Real estate—mortgage	76,524,000	71,847,000
Consumer installment and other	2,528,334	3,335,314

	104,066,334	106,822,314
Deferred loan fees	(279,195)	(279,827)
Allowance for loan losses	(2,045,879)	(2,802,091)

Loans, net	$101,741,260	$103,740,396

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2003	2002
Balance, beginning of year	$2,802,091	$1,352,058
Provision for loan losses	270,000	1,894,000
Loans charged off	(1,039,514)	(457,741)
Recoveries of loans previously charged off	13,302	13,774

Balance, end of year	$2,045,879	$2,802,091

The total recorded investment in impaired loans was $2,226,770 and $5,911,767 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, these impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $240,325 and $0, respectively. The average recorded investment in impaired loans for 2003 and 2002 was $3,098,507 and $3,578,949, respectively. Interest income recognized for cash payments received on impaired loans totaled $57,490 and $15,879 for the years ended December 31, 2003 and 2002, respectively.

Loans on nonaccrual status amounted to approximately $2,714,136 at December 31, 2002. There were no nonaccrual loans at December 31, 2003. There were no loans past due ninety days or more and still accruing interest at December 31, 2003 and 2002.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$7,414,103
Advances	5,945,268
Repayments	(5,180,534)

Balance, end of year	$8,178,837

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2003	2002
Land	$493,265	$493,265
Buildings	1,695,566	1,695,566
Leasehold Improvements	224,669	31,225
Equipment	1,004,646	828,678

	3,418,146	3,048,734
Accumulated depreciation	(949,219)	(713,093)

	$2,468,927	$2,335,641

The Company entered into a noncancelable operating lease agreement to lease branch banking facilities which opened in February of 2003. The lease is for a term of five years. The Company is responsible for utilities, property taxes, insurance and routine maintenance.

Future minimum lease payments on the lease is summarized as follows:

2004	$30,000
2005	30,000
2006	30,000
2007	30,000
2008	2,500

$122,500

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 and 2002 was $29,404,747 and $32,777,730, respectively. The Company had brokered deposits at December 31, 2003 and 2002 of $15,936,000 and $18,006,695, respectively. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$31,880,928
2005	20,809,270
2006	5,979,523
2007	3,017,433
2008	2,236,781

$63,923,935

Overdraft demand deposits reclassified to loans totaled $161,149 and $68,828 at December 31, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2003	2002
Advance from Federal Home Loan Bank, interest payable quarterly at 2.795% until May 20, 2008 when the rate may converted to the three-month LIBOR, due May 20, 2013.	$2,000,000	$—
Advance from Federal Home Loan Bank, interest payable quarterly at 6.385% until August 13, 2004 when the rate may be converted to the three month LIBOR, due August 13, 2009.	1,750,000	1,750,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010.	2,550,000	2,550,000
Advance from Federal Home Loan Bank, interest payable quarterly at 6.44% (rate may be converted to the three month LIBOR), due August 25, 2003.	—	2,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.02% (rate may be converted to the three month LIBOR), due January 4, 2011.	3,000,000	3,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.20% until August 8, 2006 when the rate may be converted to the three month LIBOR, due August 8, 2011.	3,500,000	3,500,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.82% until September 4, 2005 when the rate may be converted to the three month LIBOR, due September 4, 2007.	5,000,000	5,000,000
Securities sold under repurchase agreements.	4,498,090	5,710,009
Floating rate junior subordinated debentures, interest payable quarterly at the three month LIBOR plus 3.45%, due November 7, 2032.	5,000,000	5,000,000

	$27,298,090	$28,510,009

The Company has available unused lines of credit with various financial institutions totaling $10,800,000 at December 31, 2003. There were no other advances outstanding at December 31, 2003 or 2002.

The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $65 million and certain qualifying securities with a fair value of $4,148,993.

Securities sold under repurchase agreements, which are secured borrowings, generally mature within one to four days from the transaction date. Securities sold under repurchase agreements are reflected at the amount of cash received in connection with the transactions. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The Company monitors the fair value of the underlying securities on a daily basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS (Continued)

In 2002, the Company formed a wholly-owned grantor trust to issue cumulative trust preferred securities to the public. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The trust preferred securities can be redeemed prior to maturity at the option of the Company on or after November 7, 2007. The sole assets of the grantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the “Debentures”) held by the grantor trust. The Debentures have the same interest rate (three month LIBOR plus 3.45%, floating) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

Payment of periodic cash distributions and payment upon liquidation or redemption with respect to the trust preferred securities are guaranteed by the Company to the extent of funds held by the grantor trust (the “Preferred Securities Guarantee”). The Preferred Securities Guarantee, when taken together with the Company’s other obligations under the Debentures, constitute a full and unconditional guarantee, on a subordinated basis, by the Company of payments due on the trust preferred securities.

NOTE 7. DEFERRED COMPENSATION PLANS

The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers and directors. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the executive officers and directors. The balance of the policy cash surrender values included in other assets at December 31, 2003 and 2002 is $2,358,127 and $2,257,576, respectively. Income recognized on the policies amounted to $100,551 and $128,430 for the years ended December 31, 2003 and 2002, respectively. The balance of the deferred compensation included in other liabilities at December 31, 2003 and 2002 is $660,557 and $481,468, respectively. Expense recognized for executive officer and director deferred compensation amounted to $179,089 and $165,362 for the years ended December 31, 2003 and 2002, respectively.

In 2002, the Company established a deferred compensation plan for its directors whereby each director may elect to defer receipt of his director fees. The amount of the fees deferred bore interest at a rate of 10% in 2002 through August 31, 2003 and 5% the remainder of 2003. The total amount of fees deferred in 2003 and 2002 totaled $74,900 and $89,500, respectively. The total amount of interest credited to deferred fees in 2003 and 2002 totaled $11,622 and $4,358 respectively. The balance of the deferred fees plus interest credited at December 31, 2003 and 2003 amounted to $180,380 and $93,858, respectively, and is included in other liabilities at December 31, 2002.

NOTE 8. STOCK-BASED COMPENSATION

The Company has a stock incentive plan and has reserved 250,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION (Continued)

Other pertinent information related to the options is as follows:

	Year Ended December 31,
	2003		2002
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	50,500	13.38	187,200	$12.38
Granted	—	—	28,300	14.17
Exercised	(4,500)	12.38	(165,000)	12.38
Cancelled	(5,300)	14.17	—	—

Under option, end of year	40,700	13.39	50,500	13.38

Exercisable, end of year	24,318	12.87	20,700	12.38

Weighted average fair value of options granted during the year	$—		$4.50

Information pertaining to options outstanding at December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38-$14.17	40,700	9 years	$13.39	24,318	$12.87

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002
Dividend yield	N/A	0%
Expected life	N/A	10 years
Expected volatility	N/A	0.01%
Risk-free interest rate	N/A	3.86%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

Income tax expense (benefits) consists of the following:

	Years Ended December 31,
	2003	2002
Current	$(45,934)	$572,000
Deferred	229,062	(634,837)

Income tax expense (benefits)	$183,128	$(62,837)

The Company’s income tax expense (benefits) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2003	2002
Income taxes at statutory federal rate	$254,579	$31,202
Tax free interest income	(50,744)	(29,218)
Income from life insurance policies	(34,187)	(38,061)
State income taxes (benefits)	7,638	(27,813)
Other	5,842	1,053

Income tax expense (benefits)	$183,128	$(62,837)

The components of deferred income taxes are as follows:

	December 31,
	2003	2002
Deferred tax assets:
Loan loss reserves	$579,591	$964,794
Other real estate owned	80,666	—
Deferred compensation	317,335	217,217
Deferred loan fees	104,476	147,447
Other	2,592	—

	1,084,660	1,329,458

Deferred tax liabilities:
Depreciation	40,596	56,332
Securities available-for-sale	95,981	201,956

	136,577	258,288

Net deferred tax assets	$948,083	$1,071,170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2003	2002
Basic Earnings Per Share:
Weighted average common shares outstanding	928,940	889,790

Net income	$565,632	$154,609

Basic earnings per share	$.61	$.17

Diluted Earnings Per Share:
Weighted average common shares outstanding	928,940	889,790
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	1,329	7,342

Total weighted average common shares and common stock equivalents outstanding	930,269	897,132

Net income	$565,632	$154,609

Diluted earnings per share	$.61	$.17

NOTE 11. COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2003	2002
Commitments to extend credit	$10,227,000	$7,877,000
Financial standby letters of credit	223,000	225,000
Other standby letters of credit	174,000	185,000

	$10,624,000	$8,287,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

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

At December 31, 2003 and 2002, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any material financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2003 and 2002.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Butts County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Eighty-seven percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

In addition, the Company’s loan portfolio has a concentration of loans to customers in the convenience store industry. At December 31, 2003, loans to customers in this industry amounted to approximately $50,419,000 or 49% of the loan portfolio.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $2,402,000.

NOTE 13. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, dividends of approximately $383,000 could be declared without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003 and 2002, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt correction action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$18,434	14.90%	$9,899	8%	$	N/A	N/A
Bank	$13,709	11.10%	$9,879	8%		$12,349	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$15,846	12.81%	$4,950	4%	$	N/A	N/A
Bank	$12,159	9.85%	$4,940	4%		$7,410	6%
Tier I Capital to Average Assets:
Consolidated	$15,846	10.95%	$5,789	4%	$	N/A	N/A
Bank	$12,159	8.42%	$5,779	4%		$7,223	5%

December 31, 2002:
Total Capital to Risk Weighted Assets:
Consolidated	$17,776	14.85%	$9,574	8%	$	N/A	N/A
Bank	$12,654	10.57%	$9,574	8%		$11,967	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$14,122	11.80%	$4,787	4%	$	N/A	N/A
Bank	$11,142	9.31%	$4,787	4%		$7,180	6%
Tier I Capital to Average Assets:
Consolidated	$14,122	9.94%	$5,682	4%	$	N/A	N/A
Bank	$11,142	7.84%	$5,682	4%		$7,103	5%

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks, Interest-Bearing Deposits in Banks and Federal Funds Sold: The carrying amounts of cash, due from banks, interest-bearing deposits in banks and federal funds sold approximate fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Securities: Fair values for securities are based on available quoted market prices. The carrying values of equity securities with no readily determinable fair value approximate fair values.

Loans and Loans Held for Sale: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable. The carrying amount of loans held for sale approximate their fair values.

Deposits: The carrying amount of demand deposits, savings deposits, and variable-rate certificates of deposit approximates fair value. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings: The fair values of the Company’s fixed rate borrowings are estimated using discounted cash flow models based on the Company’s incremental borrowing rate for similar types of borrowing arrangements. The carrying amounts of all other variable rate borrowings, and securities sold under repurchase agreements approximates fair value.

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$15,870,949	$15,870,949	$17,046,832	$17,046,832
Securities	20,504,415	20,504,415	18,742,749	18,742,749
Loans held for sale	—	—	578,872	578,872
Loans	101,741,260	103,890,346	103,740,396	106,727,935
Accrued interest receivable	611,886	611,886	728,508	728,508

Financial liabilities:
Deposits	106,450,987	107,093,956	106,648,251	108,316,927
Other borrowings	27,298,090	28,489,800	28,510,009	28,629,761
Accrued interest payable	398,156	398,156	416,091	416,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

Components of other income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2003	2002
Other income:
Income from life insurance policies	$100,551	$128,430
Gain on sale of other real estate	148,929	—
Other expenses:
Deferred compensation	179,089	165,362
Legal	23,467	105,839
Data processing	218,140	198,720
Provision for losses on other real estate owned	587,992	—
Other real estate expense	249,070	66,267

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 2003 and 2002:

CONDENSED BALANCE SHEETS
	2003	2002
Assets
Cash	$4,516,616	$4,971,726
Investment in subsidiary	12,315,595	11,471,093
Other assets	249,364	208,222

Total assets	$17,081,575	$16,651,041

Liabilities
Other borrowings	$5,000,000	$5,000,000
Other liabilities	40,382	58,285

Total liabilities	5,040,382	5,058,285

Stockholders’ equity	12,041,193	11,592,756

Total liabilities and stockholders’ equity	$17,081,575	$16,651,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME
	2003	2002
Expenses
Interest expense	$243,165	$54,232
Salaries and employee benefits	13,200	13,200
Other expenses	67,658	42,363

Total expenses	324,023	109,795

Loss before income tax benefits and equity in undistributed income of subsidiary	(324,023)	(109,795)

Income tax benefits	(122,246)	(41,400)

Loss before equity in undistributed income of subsidiary	(201,777)	(68,395)

Equity in undistributed income of subsidiary	767,409	223,004

Net income	$565,632	$154,609

CONDENSED STATEMENTS OF CASH FLOWS
	2003	2002
OPERATING ACTIVITIES
Net income	$565,632	$154,609
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(767,409)	(223,004)
Net other operating activities	(59,045)	(23,799)

Net cash used in operating activities	(260,822)	(92,194)

INVESTING ACTIVITIES
Investment in subsidiary	(250,000)	(1,500,000)

Net cash used in investing activities	(250,000)	(1,500,000)

FINANCING ACTIVITIES
Repayment of other borrowings	—	(500,000)
Proceeds from other borrowings	—	5,000,000
Proceeds from exercise of stock options	55,712	2,042,700

Net cash provided by financing activities	55,712	6,542,700

Net increase (decrease) in cash	(455,110)	4,950,506

Cash at beginning of year	4,971,726	21,220

Cash at end of year	$4,516,616	$4,971,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. PRIOR PERIOD ADJUSTMENT

In October 2003, management discovered that certain deferred compensation liabilities had not been recognized in accordance with generally accepted accounting principles, which requires deferred compensation liabilities to be recognized over the service periods of the participants. The amount of the adjustment necessary to correct the deferred compensation liabilities was determined in January 2004. These particular deferred compensation liabilities are funded through the earnings generated from life insurance policies as discussed in Note 7. The prior period adjustments represent an acceleration of expense recognition, and will reduce expenses to be recognized in future years.

The effect on net income and earnings per share for the year ended December 31, 2002 are as shown below:

	Net Income	Basic Earnings Per Share	Diluted Earnings Per Share
Net income and earnings per share before adjustment	$201,194	$0.23	$0.22
Prior period adjustment for correction of an error	(74,835)	(0.09)	(0.08)
Income tax effect	28,250	0.03	0.03

Net income and earnings per share as restated	$154,609	$0.17	$0.17

The prior period adjustment as shown in the statement of stockholders’ equity for the years ended December 31, 2003 and 2002 represents the correction of the error for the years ended prior to January 1, 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

At the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date on which management carried out its evaluation, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the headings “Identification of Directors and Executive Officers,” “Non-Director Executive Officers of the Bank” and “Filings Under Section 16(a)” and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The other information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the heading “Stock Ownership of Directors Nominees and Director Nominees and Officers as a Group” and “Stock Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

	Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,700	$13.39	37,550

Equity compensation plans not approved by security holders	63,200	$12.60	286,800

Total	103,900	$12.91	324,350

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the headings “Transactions with Management” and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Financial Statements

The following financial statements are included in Item 7 of the Report.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Financial Statements

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter 2003.

(c)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

10.1*	Employment Contract between John L. Coleman and the Company (1)

10.2*	Stock Option Agreement between the Company and John L. Coleman (1)

10.3*	First Georgia Community Corp. 2001 Stock Incentive Plan (2)

10.4*	Form of Director Deferred Fee Agreement dated January 7, 2002, as amended as of March 11, 2002 (3)

Exhibit Number	Exhibit

10.5*	Form of Director Deferred Compensation Agreement dated as of November 5, 1999

21.1	Subsidiaries of the Company. The sole subsidiary of the Company is First Georgia Community Bank, Jackson, Georgia, which is wholly-owned by the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.1	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 .S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or agreement.
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form SB-2 (Regis. No. 333-13583).
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-24153).
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 0-24153).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 under the heading “Audit and Other Fees Paid to Independent Accountants” and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2004.

FIRST GEORGIA COMMUNITY CORP.

By:	/s/ John L. Coleman
John L. Coleman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2004.

Signature	Title
/s/ John L. Coleman John L. Coleman*	President and Chief Executive Officer

/s/ D. Richard Ballard D. Richard Ballard	Director

/s/ Charles W. Carter Charles W. Carter	Director

/s/ Alfred D. Fears, Jr. Alfred D. Fears, Jr.	Director

/s/ William B. Jones William B. Jones	Director

/s/ Harry Lewis Harry Lewis	Director

/s/ Joey McClelland Joey McClelland	Director

/s/ Alexander Pollack Alexander Pollack	Director

/s/ Robert Ryan Robert Ryan	Director

/s/ James H. Warren James H. Warren	Director

/s/ George L. Weaver George L. Weaver	Director

/s/ Elaine Kendrick Elaine Kendrick **	Chief Financial Officer

*	Principal Executive Officer
**	Principal Financial and Accounting Officer