Form 10QSB
period 2004-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2004-05-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 1, 2004: 930,208; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004

(Unaudited)

Assets

Cash and due from banks	$6,106,627
Interest-bearing deposits in banks	1,003,526
Federal funds sold	9,339,000
Securities available-for-sale, at fair value	19,563,046
Restricted equity securities, at cost	1,178,250
Loans held for sale	1,086,901

Loans	106,889,117
Less allowance for loan losses	2,046,051

Loans, net	104,843,066

Premises and equipment	2,464,740
Other assets	5,109,020

Total assets	$150,694,176

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$10,410,778
Interest-bearing	98,249,037

Total deposits	108,659,815
Other borrowings	28,073,002
Other liabilities	1,661,173

Total liabilities	138,393,990

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 930,208 shares issued and outstanding	4,651,040
Capital surplus	5,123,652
Retained earnings	2,275,870
Accumulated other comprehensive income	249,624

Total stockholders’ equity	12,300,186

Total liabilities and stockholders’ equity	$150,694,176

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Interest income
Loans	$1,735,777	$1,785,425
Taxable securities	155,280	175,419
Nontaxable securities	48,779	38,085
Deposits in banks	383	3,078
Federal funds sold	21,390	36,057

Total interest income	1,961,609	2,038,064

Interest expense
Deposits	556,851	710,178
Other borrowings	276,729	286,348

Total interest expense	833,580	996,526

Net interest income	1,128,029	1,041,538
Provision for loan losses	—	270,000

Net interest income after provision for loan losses	1,128,029	771,538

Other income
Service charges on deposit accounts	157,138	91,011
Other operating income	69,111	160,248

Total other income	226,249	251,259

Other expenses
Salaries and employee benefits	569,340	435,726
Occupancy and equipment expenses	120,704	96,261
Other operating expenses	423,164	385,199

Total other expenses	1,113,208	917,186

Net income before income taxes	241,070	105,611

Income tax expense	75,100	34,853

Net income	165,970	70,758

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	93,025	(54,488)

Comprehensive income	$258,995	$16,270

Basic earnings per share	$0.18	$0.08

Diluted earnings per share	$0.18	$0.08

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$165,970	$70,758
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion	77,946	81,297
Net (increase) decrease in loans held for sale	(1,086,901)	26,399
Provision for loan losses	—	270,000
Gain on sale of real estate	(9,278)	(92,083)
(Increase) decrease in interest receivable	(59,820)	116,510
Increase (decrease) in interest payable	2,294	(21,701)
Net other operating activities	(8,205)	130,265

Net cash provided by (used in) operating activities	(917,994)	581,445

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(81,721)	353,609
Purchases of securities available-for-sale	(2,244,375)	(3,271,139)
Proceeds from maturities of securities available-for-sale	2,037,182	2,629,580
Net (increase) decrease in federal funds sold	1,440,000	(1,999,000)
Net increase in loans	(2,053,806)	(3,197,096)
Proceeds from sale of other real estate	726,865	—
Proceeds from redemption of restricted equity securities	100,000
Purchase of premises and equipment	(53,408)	(329,851)

Net cash used in investing activities	(129,263)	(5,813,897)

FINANCING ACTIVITIES
Net increase in deposits	2,208,828	7,382,745
Proceeds from other borrowings	774,912	280,304
Proceeds from exercise of stock options	—	21,046

Net cash provided by financing activities	2,983,740	7,684,095

Net increase in cash and due from banks	1,936,483	2,451,643

Cash and due from banks, beginning of period	4,170,144	2,844,136

Cash and due from banks, end of period	$6,106,627	$5,295,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during period for:
Interest	$831,286	$1,018,227
Income taxes	$(11,595)	$2,955

NONCASH TRANSACTION
Principal balance of loans transferred to other real estate	$—	$4,552,581
Financed sale of other real estate	$1,048,000	1,325,000

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

The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

At March 31, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$165,970	$70,758
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	4,902

Pro forma net income	$165,970	$65,856

Earnings per share:

Basic - as reported	$0.18	$0.08

Basic - pro forma	$0.18	$0.07

Diluted - as reported	$0.18	$0.08

Diluted - pro forma	$0.18	$0.07

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provides for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation was required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The Company has determined that the revised provisions required deconsolidation of subsidiary trusts which issued trust preferred securities. The Company adopted these revised provisions in the first quarter of 2004. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.91% at March 31, 2004 as compared to 1.97% at December 31, 2003. See “Results of Operations for the Three Months Ended March 31, 2004 and 2003” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of March 31, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 22.19%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $14.8 million, or approximately 14% of total deposits, as of March 31, 2004. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.81%	8.38%	4.00%
Risk-based capital ratios:
Core capital	13.13	10.14	4.00
Total capital	15.31	11.39	8.00

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

March 31, 2004
Commitments to extend credit	$11,414,000
Letters of credit	387,000

$11,801,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$6,106	$4,170
Interest-bearing deposits in banks	1,004	922
Federal funds sold	9,339	10,779
Securities	20,741	20,504
Loans, net	104,843	101,741
Loans held for sale	1,087	—
Premises and equipment	2,465	2,469
Other assets	5,109	6,585

	$150,694	$147,170

Deposits	$108,660	$106,451
Other borrowings	28,073	27,298
Other liabilities	1,661	1,380
Stockholders’ equity	12,300	12,041

	$150,694	$147,170

Our assets increased by 2.39% during the first quarter of 2004. Gross loans outstanding increased approximately $4.19 million during the first quarter of 2004. Deposit growth of $2.2 million and a reduction of Federal funds sold of $1.4 was used primarily to fund loan growth. Our loans to available funds ratio has remained in the 75% to 85% range indicating continued strong loan demand in our primary market area of Butts County and surrounding counties. Our total equity has increased by year-to-date net income of $166,000 as well as an increase in gains on securities available-for-sale, net of tax, of $93,000.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$1,962	$2,038
Interest expense	834	996

Net interest income	1,128	1,042
Provision for loan losses	—	270
Other income	226	251
Other expense	1,113	917

Pretax income	241	106
Income taxes	75	35

Net income	$166	$71

Our net interest income has increased by $86,000 in the first quarter of 2004 as compared to the same period in 2003. Our net interest margin was 3.30% in the first quarter of 2004 as compared to 3.03% for the first quarter of 2003 and 3.33% for the entire year of 2003. The increase in net interest income is due primarily to the decrease in interest expense. Our cost of funds has decreased as deposits continue to re-price at lower rates as they have matured. Our cost of funds decreased to 2.68% in the first quarter of 2004 as compared to 2.90% in the first quarter of 2003.

The provision for loan losses decreased by $270,000 in the first quarter of 2004 when compared to the same period in 2003. The allowance for loan losses as a percentage of total loans was 1.91% at March 31, 2004 as compared to 1.97% at December 31, 2003. Net charge offs for the first quarter of 2004 were $0 as compared to $974,000 in 2003. As of March 31, 2004, we had nonperforming loans and assets of $507,000 as compared to $2.3 million at December 31, 2003. The decrease in nonperforming loans and assets during the first quarter of 2004 is attributed to the sale of other real estate owned. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2004 and 2003 is as follows:

	March 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$0	$87
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	1,350	1,475
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	4
Interest income that was recorded on nonaccrual and restructured loans	0	2

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

Information regarding certain loans and allowance for loan loss data through March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2003	2002
	(Dollars in Thousands)
Average amount of loans outstanding	$105,600	$106,758

Balance of allowance for loan losses at beginning of period	$2,046	$2,802

Loans charged off
Commercial and financial	—	—
Real estate mortgage	0	975
Installment	—	—

	0	975

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	0	1

	0	1

Net charge-offs	0	974

Additions to allowance charged to operating expense during period	0	270

Balance of allowance for loan losses at end of period	$2,046	$2,098

Ratio of net loans charged off during the period to average loans outstanding	.00%	.91%

Other income has decreased in the first quarter of 2004 as compared to the same period in 2003 by $25,000 due primarily to an increase in service charges on deposits of $66,000 offset by decreased gains on sales of other real estate owned of $83,000.

Other expenses increased in the first quarter of 2004 as compared to the same period in 2003 by $196,000 due to increased salaries and employee benefits of $133,000, occupancy and equipment expenses of $25,000, and other operating expenses of $38,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 44 at March 31, 2003 from 40 at March 31, 2003, primarily as a result of opening a Loan Production Office (LPO)

in Covington, Georgia during the first quarter of 2004. Occupancy and equipment expenses have also increased due to increases in expense equipment and occupancy expense attributed to the opening of the new LPO. Other operating expenses have increased due to ongoing growth of adding a new in-store branch in February, 2003.

We have provided for income taxes at an effective tax rate of 31% and 33% including state income taxes for the first quarters of 2004 and 2003.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: May 14, 2004	BY:	/s/ John L. Coleman
John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: May 14, 2004	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, C.F.O.
(Principal Financial and Accounting Officer)