Form 10QSB
period 2004-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2004-08-13
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2004: 931,041; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - June 30, 2004	3

	Consolidated Statements of Income and Comprehensive Income (loss) - Three Months Ended June 30, 2004 and 2003 and Six Months Ended June 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 4 - Submission of Matters to a Vote of Security Holders	16

	Item 6 - Exhibits and Reports on Form 8-K	17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2004

(Unaudited)

Assets
Cash and due from banks	$6,334,266
Interest-bearing deposits in banks	1,935,572
Federal funds sold	15,973,000
Securities available-for-sale, at fair value	19,923,029
Restricted equity securities, at cost	1,178,250
Loans held for sale	127,205

Loans	123,680,563
Less allowance for loan losses	2,087,126

Loans, net	121,593,437

Premises and equipment	2,839,226
Other assets	5,116,794

Total assets	$175,020,779

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$13,677,820
Interest-bearing	120,517,029

Total deposits	134,194,849
Other borrowings	26,959,403
Other liabilities	1,719,374

Total liabilities	162,873,626

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 931,041 shares issued and outstanding	4,655,205
Capital surplus	5,131,291
Retained earnings	2,444,059
Accumulated other comprehensive loss	(83,402)

Total stockholders’ equity	12,147,153

Total liabilities and stockholders’ equity	$175,020,779

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans	$1,980,526	$1,925,914	$3,716,303	$3,711,339
Taxable securities	158,101	164,405	313,381	339,824
Nontaxable securities	48,787	29,270	97,566	67,355
Deposits in banks	—	2,112	383	5,190
Federal funds sold	20,250	55,546	41,640	91,603

Total interest income	2,207,664	2,177,247	4,169,273	4,215,311

Interest expense
Deposits	587,086	702,675	1,143,937	1,412,853
Other borrowings	270,315	309,083	547,044	595,431

Total interest expense	857,401	1,011,758	1,690,981	2,008,284

Net interest income	1,350,263	1,165,489	2,478,292	2,207,027
Provision for loan losses	30,000	—	30,000	270,000

Net interest income after provision for loan losses	1,320,263	1,165,489	2,448,292	1,937,027

Other income
Service charges on deposit accounts	180,143	197,657	337,281	288,668
Other operating income	60,137	(40,629)	129,248	119,619

Total other income	240,280	157,028	466,529	408,287

Other expenses
Salaries and employee benefits	688,401	471,123	1,257,741	906,849
Occupancy and equipment expenses	123,053	109,082	243,757	205,343
Other operating expenses	508,700	563,856	931,864	949,055

Total other expenses	1,320,154	1,144,061	2,433,362	2,061,247

Net income before income taxes	240,389	178,456	481,459	284,067
Income tax expense	72,200	67,545	147,300	102,398

Net income	168,189	110,911	334,159	181,669

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(330,025)	8,304	(240,001)	(46,184)

Comprehensive income (loss)	$(161,836)	$119,215	$94,158	$135,485

Basic earnings per share	$0.18	$0.12	$0.36	$0.20

Diluted earnings per share	$0.18	$0.12	$0.36	$0.20

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$334,159	$181,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,832	113,640
Net increase in loans held for sale	(127,205)	(880,195)
Provision for loan losses	30,000	270,000
(Gain) loss on sale of other real estate owned	(9,278)	3,396
(Increase) decrease in interest receivable	(36,092)	132,222
Increase (decrease) in interest payable	5,290	(64,674)
Net other operating activities	219,611	207,292

Net cash provided by (used in) operating activities	574,317	(36,650)

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(1,013,767)	(949,179)
Purchases of securities available-for-sale	(4,474,932)	(7,395,000)
Proceeds from maturities of securities available-for-sale	3,350,601	4,980,042
(Purchase) redemption of restricted equity securities	100,000	(100,000)
Net increase in federal funds sold	(5,194,000)	(580,000)
Net increase in loans	(18,834,177)	(2,293,914)
Proceeds from sale of other real estate	726,865	—
Purchase of premises and equipment	(487,762)	(339,254)

Net cash used in investing activities	(25,827,172)	(6,677,305)

FINANCING ACTIVITIES
Net increase in deposits	27,743,862	4,398,893
Net increase (decrease) in other borrowings	(338,687)	2,590,335
Proceeds from exercise of stock options	11,802	55,710

Net cash provided by financing activities	27,416,977	7,044,938

Net increase in cash and due from banks	2,164,122	330,983

Cash and due from banks, beginning of period	4,170,144	2,844,136

Cash and due from banks, end of period	$6,334,266	$3,175,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during period for:

Interest	$1,685,691	$2,072,958

Income taxes	$(51,294)	$83,556

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$—	$4,327,581

Financed sale of other real estate owned	$1,048,000	$1,969,125

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

The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At June 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$168,189	$110,911
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	0	0

Pro forma net income	$168,189	$110,911

Earnings per share:
Basic - as reported	$.18	$.12

Basic – pro forma	$.18	$.12

Diluted - as reported	$.18	$.12

Diluted - pro forma	$.18	$.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	STOCK COMPENSATION PLAN (Continued)

	Six Months Ended June 30,
	2004	2003
Net income, as reported	$334,159	$181,669
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	0	4,902

Pro forma net income	$334,159	$176,767

Earnings per share:
Basic - as reported	$.36	$.20

Basic - pro forma	$.36	$.19

Diluted - as reported	$.36	$.20

Diluted - pro forma	$.36	$.19

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	930,895	928,854

Net income	$168,189	$110,911

Basic earnings per share	$.18	$.12

Diluted Earnings Per Share:
Weighted average common shares outstanding	930,895	928,854
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	3,139	2,407

Total weighted average common shares and common stock equivalents outstanding	934,034	931,261

Net income	$168,189	$110,911

Diluted earnings per share	$.18	$.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	930,551	927,421

Net income	$334,159	$181,669

Basic earnings per share	$.36	$.20

Diluted Earnings Per Share:
Weighted average common shares outstanding	930,551	927,421
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,702	2,588

Total weighted average common shares and common stock equivalents outstanding	933,253	930,009

Net income	$334,159	$181,669

Diluted earnings per share	$.36	$.20

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.69% at June 30, 2004, as compared to 1.97% at December 31, 2003. See “Results of Operations for the Six Months Ended June 30, 2004 and 2003” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of June 30, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 22%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $26.8 million as of June 30, 2004. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	10.53%	8.82%	4.00%
Risk-based capital ratios:
Core capital	11.42	9.57	4.00
Total capital	13.35	10.83	8.00

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

June 30, 2004
Commitments to extend credit	$28,462,000
Letters of credit	142,000

$28,604,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$6,334	$4,170
Interest-bearing deposits in banks	1,936	922
Federal funds sold	15,973	10,779
Securities	21,101	20,504
Loans, net	121,593	101,741
Loans held for sale	127	—
Premises and equipment	2,839	2,469
Other assets	5,117	6,585

	$175,020	$147,170

Deposits	$134,195	$106,451
Other borrowings	26,959	27,298
Other liabilities	1,719	1,380
Stockholders’ equity	12,147	12,041

	$175,020	$147,170

Our assets increased by 19% during the first six months of 2004. Gross loans outstanding increased approximately $19.8 million during the first six months of 2004. Deposit growth of $27.7 million was used primarily to fund loan growth with the remaining increase invested in federal funds sold. As part of our planned expansion into Newton County, Georgia, our assets have grown as we have increased our outstanding loans during the first six months of the year. We have funded the majority of this growth with brokered out of territory funds. However, our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $334,000 and decreased by the change in unrealized losses on securities available-for-sale, net of tax, of $240,000.

Results of Operations For The Three Months Ended June 30, 2004 and 2003 and for the Six Months Ended June 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$2,208	$2,177
Interest expense	858	1,012

Net interest income	1,350	1,165
Provision for loan losses	30	—
Other income	240	157
Other expense	1,320	1,144

Pretax income	240	178
Income taxes	72	67

Net income	$168	$111

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$4,169	$4,215
Interest expense	1,691	2,008

Net interest income	2,478	2,207
Provision for loan losses	30	270
Other income	466	408
Other expense	2,433	2,061

Pretax income	481	284
Income taxes	147	102

Net income	$334	$182

Our net interest income has increased by $185,000 and $271,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin was 3.53% during the first six months of 2004 as compared to 3.11% for the first six months of 2003 and 3.33% for the entire year of 2003. The increase in net interest income is due primarily to the decrease in interest expense. Our cost of funds has decreased as deposits continue to re-price at lower rates as they have matured. Our cost of funds decreased to 2.66% in the first six months of 2004 as compared to 2.95% in the first six months of 2003.

The provision for loan losses increased by $30,000 and decreased by $240,000 in the second quarter and first six months of 2004, respectively, when compared to the same periods in 2003. The allowance for loan losses as a percentage of total loans was 1.69% at June 30, 2004 as compared to 1.97% at December 31, 2003. Net recoveries for the first six months of 2004 were $11,000 as compared to net charge offs of $1,019,000 in 2003. As of June 30, 2004, we had nonperforming loans and assets of $2 million as compared to $2.3 million at December 31, 2003. Subsequent to June 30, 2004, $335,000 in potential problem loans were placed on non-accrual status. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2004 and 2003 is as follows:

	June 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$1,547	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	1,198	2,903
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	63	0
Interest income that was recorded on nonaccrual and restructured loans	15	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2004 and 2003 is as follows:

	Six Months Ended June 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$109,357	$105,827

Balance of allowance for loan losses at beginning of period	$2,046	$2,802

Loans charged off
Commercial and financial	—	(1,025)
Real estate mortgage	—	—
Installment	—	—

	—	(1,025)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	11	6

	11	6

Net (charge-offs) recoveries	11	(1,019)

Additions to allowance charged to operating expense during period	30	270

Balance of allowance for loan losses at end of period	$2,087	$2,053

Ratio of net loans charged off (recovered) during the period to average loans outstanding	(.01)%	.96%

Other income increased by $83,000 and $58,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. The increase in the first six months is due primarily to an increase in service charges on deposits of $48,000. For the second quarter of 2004, the increase in other income was due primarily to reduced losses on sales of other real estate owned.

Other expenses have increased by $176,000 and $372,000 for the second quarter and first six months of 2004, respectively, as compared to the same periods in 2003. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 44 at June 30, 2004 from 39 at June 30, 2003, primarily as a result of opening a Loan Production Office (LPO) in Covington, Georgia during the first quarter of 2004. Occupancy and equipment expenses have also increased due to increases in expense equipment and occupancy expense attributed to the opening of the new LPO. Other operating expenses have increased due to continued growth and geographic expansion.

We have provided for income taxes at an effective rate of 31% and 36% including state income taxes for the first six months of 2004 and 2003, respectively. The decrease in the rate is due to increased non taxable securities and other income.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on April 21, 2004.

(b)	The following directors were selected at the meeting to serve terms for the upcoming year:

Richard Ballard	Joey McClelland
Charles W. Carter	Alexander Pollack
John L. Coleman	Robert Ryan
Alfred D. Fears, Jr.	James H. Warren
William B. Jones	George L. Weaver
Harry Lewis

(c)	Approval of First Amendment to the First Georgia Community Corp. 2001 Stock Incentive Plan.

The shares represented at the meeting (574,687 or 61.78%) voted as follows:

	Item (b) # of Shares	Item (c) # of Shares
For	574,037	558,967
Against	—	15,720
Abstained	650	—

Total	574,687	574,687

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: August 13, 2004	BY:	/s/ John L. Coleman
John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: August 13, 2004	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)