Form 10QSB
period 2004-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2004-11-12
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-13583

First Georgia Community Corp.

(Exact name of small business issuer as specified in its charter)

Georgia	58-2266960
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Covington Street, Jackson, Georgia 30233

(Address of principal executive offices)

(770) 504-1090

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2004: 931,041; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - September 30, 2004	3

	Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2004 and 2003 and Nine Months Ended September 30, 2004 and 2003	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and 2003	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 1 – Legal Proceedings	16

	Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	16

	Item 3 – Defaults Upon Senior Securities	16

	Item 4 – Submission of Matters to a Vote of Security Holders	16

	Item 5 – Other Information	16

	Item 6 – Exhibits	16

	Signatures	17

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2004

(Unaudited)

Assets
Cash and due from banks	$7,889,886
Interest-bearing deposits in banks	589,165
Federal funds sold	8,111,000
Securities available-for-sale, at fair value	19,901,891
Restricted equity securities, at cost	1,208,250
Loans held for sale	1,067,384

Loans	138,001,992
Less allowance for loan losses	2,071,967

Loans, net	135,930,025

Premises and equipment	2,880,729
Other assets	6,746,285

Total assets	$184,324,615

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$17,694,487
Interest-bearing	124,822,071

Total deposits	142,516,558
Other borrowings	26,960,831
Other liabilities	2,105,815

Total liabilities	171,583,204

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 931,041 shares issued and outstanding	4,655,205
Capital surplus	5,131,291
Retained earnings	2,807,467
Accumulated other comprehensive income	147,448

Total stockholders’ equity	12,741,411

Total liabilities and stockholders’ equity	$184,324,615

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans	$2,340,849	$1,914,932	$6,057,152	$5,626,271
Taxable securities	168,994	153,206	482,375	493,030
Nontaxable securities	48,769	40,435	146,335	107,790
Deposits in banks	—	4,780	383	9,970
Federal funds sold	46,796	29,374	88,436	120,977

Total interest income	2,605,408	2,142,727	6,774,681	6,358,038

Interest expense
Deposits	721,289	589,859	1,865,226	2,002,712
Other borrowings	283,745	311,575	830,789	907,006

Total interest expense	1,005,034	901,434	2,696,015	2,909,718

Net interest income	1,600,374	1,241,293	4,078,666	3,448,320
Provision for loan losses	80,000	—	110,000	270,000

Net interest income after provision for loan losses	1,520,374	1,241,293	3,968,666	3,178,320

Other income
Service charges on deposit accounts	179,286	178,590	516,567	467,258
Gain loss on sale of other real estate owned	41,164	(11,521)	50,442	138,562
Other operating income	93,723	85,196	213,693	208,210

Total other income	314,173	252,265	780,702	814,030

Other expenses
Salaries and employee benefits	697,896	478,158	1,955,637	1,385,007
Occupancy and equipment expenses	146,020	122,061	389,777	327,404
Provision for losses on other real estate owned	—	152,500	—	302,992
Other operating expenses	491,123	438,958	1,422,987	1,390,999

Total other expenses	1,335,039	1,191,677	3,768,401	3,406,402

Net income before income taxes	499,508	301,881	980,967	585,948
Income tax expense	136,100	75,200	283,400	177,598

Net income	363,408	226,681	697,567	408,350

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	230,850	(160,151)	(9,151)	(206,335)

Comprehensive income	$594,258	$66,530	$688,416	$202,015

Basic earnings per share	$0.39	$0.24	$0.75	$0.44

Diluted earnings per share	$0.39	$0.24	$0.75	$0.44

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income	$697,567	$408,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,577	180,589
Net increase in loans held for sale	(1,067,384)	(17,755)
Provision for loan losses	110,000	270,000
Provision for losses on other real estate owned	—	302,992
Gain on sale of other real estate owned	(50,442)	(135,862)
(Increase) decrease in interest receivable	(171,410)	12,289
Increase (decrease) in interest payable	61,557	(95,861)
Net other operating activities	396,208	226,102

Net cash provided by operating activities	203,673	1,150,844

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	332,640	458,306
Purchases of securities available-for-sale	(4,474,932)	(11,255,600)
Proceeds from maturities of securities available-for-sale	3,733,880	7,198,992
(Purchase) redemption of restricted equity securities	70,000	(96,650)
Net decrease in federal funds sold	2,668,000	4,462,000
Net increase in loans	(34,691,686)	(2,043,487)
Proceeds from sale of other real estate owned	726,865	445,006
Additions to other real estate owned	—	(54,844)
Purchase of premises and equipment	(588,812)	(341,527)

Net cash used in investing activities	(32,224,045)	(1,227,804)

FINANCING ACTIVITIES
Net increase in deposits	36,065,571	4,675,890
Net increase (decrease) in other borrowings	(337,259)	660,169
Proceeds from exercise of stock options	11,802	55,710

Net cash provided by financing activities	35,740,114	5,391,769

Net increase in cash and due from banks	3,719,742	5,314,809

Cash and due from banks, beginning of period	4,170,144	2,844,136

Cash and due from banks, end of period	$7,889,886	$8,158,945

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$2,634,458	$3,005,579

Income taxes	$72,206	$83,556

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$1,988,701	$4,327,580

Financed sale of other real estate owned	$1,595,780	$2,078,473

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

The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At September 30, 2004, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2004	2003
Net income, as reported	$363,408	$226,681
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of tax	2,333	2,334

Pro forma net income	$361,075	$224,347

Earnings per share:
Basic - as reported	$.39	$.24

Basic – pro forma	$.39	$.24

Diluted - as reported	$.39	$.24

Diluted - pro forma	$.39	$.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	STOCK COMPENSATION PLAN (Continued)

	Nine Months Ended September 30,
	2004	2003
Net income, as reported	$697,567	$408,350
Deduct: Total stock-based employee compensation Expense determined under fair value based Method for all awards, net of tax	2,333	7,236

Pro forma net income	$695,234	$401,114

Earnings per share:
Basic – as reported	$0.75	$0.44

Basic – pro forma	$0.75	$0.43

Diluted - as reported	$0.75	$0.44

Diluted - pro forma	$0.75	$0.43

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	931,041	930,208

Net income	$363,408	$227,681

Basic earnings per share	$.39	$.24

Diluted Earnings Per Share:
Weighted average common shares outstanding	931,041	930,208
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	309	2,236

Total weighted average common shares and common stock equivalents outstanding	931,350	932,444

Net income	$363,408	$226,681

Diluted earnings per share	$.39	$.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	930,716	928,360

Net income	$697,567	$408,350

Basic earnings per share	$.75	$0.44

Diluted Earnings Per Share:
Weighted average common shares outstanding	930,716	928,360
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	309	2,469

Total weighted average common shares and common stock equivalents outstanding	931,025	930,830

Net income	$697,567	$408,350

Diluted earnings per share	$.75	$0.44

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

Special Cautionary Notice Regarding Forward Looking Statements

Certain of the statements made herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) are forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of First Georgia Community Corp. to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Such forward looking statements include statements using the words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “intend,” or other similar words and expressions of the future. Our actual results may differ significantly from the results we discuss in these forward-looking statements.

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.50% at September 30, 2004, as compared to 1.97% at December 31, 2003. See “Results of Operations for the Nine Months Ended September 30, 2004 and 2003” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of September 30, 2004, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 16.57%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $34.6 million as of September 30, 2004. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	9.53%	8.46%	4.00%
Risk-based capital ratios:
Core capital	10.68	9.48	4.00
Total capital	12.44	10.73	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2004
Commitments to extend credit	$40,405,000
Letters of credit	410,000

$40,815,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2004	December 31, 2003
	(Dollars in Thousands)
Cash and due from banks	$7,890	$4,170
Interest-bearing deposits in banks	589	922
Federal funds sold	8,111	10,779
Securities	21,110	20,504
Loans, net	135,930	101,741
Loans held for sale	1,067	—
Premises and equipment	2,881	2,469
Other assets	6,746	6,585

	$184,324	$147,170

Deposits	$142,516	$106,451
Other borrowings	26,961	27,298
Other liabilities	2,106	1,380
Stockholders’ equity	12,741	12,041

	$184,324	$147,170

Our assets increased by 25% during the first nine months of 2004. Gross loans outstanding increased approximately $35.3 million during the first nine months of 2004. Deposit growth of $36.1 million was used primarily to fund loan growth. As part of our planned expansion into Newton County, Georgia, our assets have grown as we have increased our outstanding loans during the first nine months of the year. We have funded the majority of this growth with brokered out of territory funds. However, our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $697,567 and decreased by the change in unrealized gains on securities available-for-sale, net of tax, of $9,151.

Results of Operations For The Three Months Ended September 30, 2004 and 2003 and for the Nine Months Ended September 30, 2004 and 2003

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$2,605	$2,143
Interest expense	1,005	902

Net interest income	1,600	1,241
Provision for loan losses	80	—
Other income	314	252
Other expense	1,335	1,191

Pretax income	499	302
Income taxes	136	75

Net income	$363	$227

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Interest income	$6,775	$6,358
Interest expense	2,696	2,910

Net interest income	4,079	3,448
Provision for loan losses	110	270
Other income	781	814
Other expense	3,769	3,406

Pretax income	981	586
Income taxes	283	178

Net income	$698	$408

Our net interest income has increased by $359,000 and $631,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Our net interest margin was 3.65% during the first nine months of 2004 as compared to 3.25% for the first nine months of 2003 and 3.33% for the entire year of 2003. The increase in net interest income is due an increase in loan volume as well as a decrease in interest expense. Our cost of funds has decreased as deposits continue to re-price at lower rates as they have matured. Our cost of funds decreased to 2.67% in the first nine months of 2004 as compared to 2.93% in the first nine months of 2003.

The provision for loan losses increased by $80,000 and decreased by $160,000 in the third quarter and first nine months of 2004, respectively, when compared to the same periods in 2003. The allowance for loan losses as a percentage of total loans was 1.50% at September 30, 2004 as compared to 1.97% at December 31, 2003. Net charge offs for the first nine months of 2004 were $84,000 as compared to $1,028,000 in 2003. As of September 30, 2004, we had nonperforming loans and assets of $2.1 million as compared to $2.3 million at December 31, 2003. Subsequent to September 30, 2004, $1.2 million in other real estate was sold, resulting in a gain of $7,000. In addition, there is an unresolved lien on the property of $336,000. The bank has escrowed these funds and depending on the resolution of this claim, the bank may incur a loss of $504,000. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2004 and 2003 is as follows:

	September 30,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$220	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	4,283	2,889
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	13	0
Interest income that was recorded on nonaccrual and restructured loans	12	0

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

Information regarding certain loans and allowance for loan loss data through September 30, 2004 and 2003 is as follows:

	Nine Months Ended September 30,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$116,216	$105,132

Balance of allowance for loan losses at beginning of period	$2,046	$2,802

Loans charged off
Commercial and financial	—	196
Real estate mortgage	98	827
Consumer	—	14

	98	1,037

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Consumer	14	9

	14	9

Net charge-offs	84	1,028

Additions to allowance charged to operating expense during period	110	270

Balance of allowance for loan losses at end of period	$2,072	$2,044

Ratio of net loans charged off during the period to average loans outstanding	.07%	.98%

Other income increased by $62,000 and decreased by $33,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. The decrease in the first nine months is due primarily to an increase in service charges on deposits and ATM fees of $49,000 and $20,000, respectively, offset by a decrease in net gains on sales of other real estate owned of $88,000 and a decrease in cash surrender value income of $11,000. For the third quarter of 2004, the increase in other income was due primarily to the net gains on the sale of other real estate owned of $41,000 and an increase in other income of $18,000.

Other expenses have increased by $144,000 and $363,000 for the third quarter and first nine months of 2004, respectively, as compared to the same periods in 2003. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 46 at September 30, 2004 from 40 at September 30, 2003, primarily as a result of opening a Loan Production Office (LPO) in Covington, Georgia during the first quarter of 2004. Occupancy and equipment expenses have also increased due to increases in the expense of operating the new LPO. Other operating expenses have increased due to continued growth and geographic expansion.

We have provided for income taxes at an effective rate of 29% and 30% including state income taxes for the first nine months of 2004 and 2003, respectively.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC reports filed pursuant to the Securities Exchange Act of 1934. We are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect internal controls subsequent to the date of this evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: November 12, 2004	BY:	/s/ John L. Coleman
John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: November 12, 2004	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)