Form 10KSB
period 2004-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2005-03-30
CIK 1024132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-24153

First Georgia Community Corp.

(Name of Small Business Issuer in its Charter)

Georgia	58-2261088
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Covington Street, Jackson, GA	30233
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code) (770) 504-1090

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

(Title of Class)

Check whether the issuer : (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year. 11,033,409

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at December 31, 2004 was $9,835,080 based on recent private sales known to the registrant at a price of $24.00 per share. There is no established trading market for the registrant’s stock.

CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 931,041 shares of Common Stock at March 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Part II.

Transitional Small Business Disclosure Format:    Yes  ☐;    No  ☒

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

Employees

As of March 22, 2005, the Bank had 49 full-time employees and 6 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 per $100 of deposits for the first quarter of 2005.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, the Bank’s ratio of total capital to risk-weighted assets was 10.79% and our ratio of Tier 1 Capital to risk-weighted assets was 9.58%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 9.23%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) became effective in 2004.

The FCRA Amendments include, among other things:

•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include The Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. Because the Bank is not currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Bank or the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) of 2001 imposes requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. The Bank has established a customer identification program pursuant to the “know your customer” rules contained in Section 326 of the USA PATRIOT Act.

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

Effect of Governmental Monetary Policies

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

ITEM 2. PROPERTIES

The Company owns a two-story main office building on a 2.5 acre tract of land located at 150 Covington Street, Jackson, Georgia. The building has approximately 9,085 square feet of finished space. The main office has five inside teller stations and four outside drive-up teller stations. The first floor also has six customer service stations, ten enclosed office spaces (all of which are presently occupied), a safe deposit vault, a coupon/check printing room, and three customer waiting areas. The second floor of the building is unoccupied and is used for storage space and future expansion. The Company also owns a building located on property immediately adjacent to the main office. This building is used for additional office space. The Company also owns a tract of land located at 170 Martin Luther Jr. Boulevard, Monroe, Georgia. This property is being held for future expansion. The Bank also leases a branch located in the Ingles Supermarket located at 4908 Bill Gardner Parkway, Locust Grove, Georgia. The lease expires in December 2007. The Bank leases space to house its loan production office located at 3155 Mills Street, Covington, Georgia. This lease expires in February 2006. In management’s opinion, the office buildings and personal property of the Company and the Bank are adequately covered by insurance and are adequate for the operation of the Bank’s business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Company’s common stock. The range of high and low trading prices for the Company’s stock was $ 18.50 to $ 25.00 per share during the 12 months ending December 31, 2004, and $18.00 to $20.00 per share during the 12 months ending December 31, 2003. As of December 31, 2004, the Company had 990 shareholders of record, and 1,033,908 shares of its common stock outstanding, of which 102,867 shares were subject to outstanding options or warrants to purchase or convert into common stock.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion describes our results of operations for 2004 as compared to 2003 and also analyzes our financial condition as of December 31, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2004 and 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Overview

Net earnings were $1,250,000 in 2004, an increase from the $566,000 earned in 2003. Earnings increased in 2004 due to an increase in earning assets, a reduction in the provision for loans, and a decrease in the expense related to carry other real estate owned. Basic and diluted earnings per share were $1.34 in 2004 compared to $0.61 per share in 2003.

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.32% at December 31, 2004 as compared to 1.97% at December 31, 2003. See “Results of Operations for the Years ended December 31, 2004 and 2003 for more information about the effect of the allowance and provision for loan losses.

Financial Condition at December 31, 2004 and 2003

The following is a summary of our balance sheets for the years indicated:

	December 31,
	2004	2003
	(Dollars in Thousands)
Cash and due from banks	$4,281	$4,170
Interest-bearing deposits in banks	864	922
Federal funds sold	17,152	10,779
Securities	21,348	20,504
Loans, net	148,503	101,741
Premises and equipment	3,254	2,469
Other assets	5,649	6,585

	$201,051	$147,170

Total deposits	$158,369	$106,451
Other borrowings	26,962	27,298
Other liabilities	2,542	1,380
Stockholders’ equity	13,178	12,041

	$201,051	$147,170

Financial Condition at December 31, 2004 and 2003

As of December 31, 2004, we had total assets of $201.1 million, an increase of 36.61% over total assets as of December 31, 2003. Total interest-earning assets were $189.8 million at December 31, 2004 or 94% of total assets as compared to 92% of total assets December 31, 2003. Our primary interest-earning assets at December 31, 2004 were loans, which made up 79% of total interest-earning assets as compared to 76% at December 31, 2003. Our loans to available funds ratio was 81% at December 31, 2004 as compared to 78% at December 31, 2003.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed, municipal, and restricted equity securities, amounted to $21.3 million at December 31, 2004. Net unrealized gains on securities amounted to $52,000 at December 31, 2004 as compared to $253,000 at December 31, 2003. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 91.10% of our loan portfolio collateralized by real estate primarily located in our market area of Butts County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (8.67%), construction loans to build one to four-family residential properties (40.98%), and nonresidential properties consisting primarily of small business commercial properties (50.35%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One to four-family residential properties	90%
Construction loans on one to four-family residential properties	90%
Nonresidential property	85%

The remaining 8.9% of our loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We have continued with the use of brokered deposits as a funding source. Brokered deposits totaled $45.6 million as of December 31, 2004 compared to $15.9 million as of December 31, 2003. These deposits are readily obtainable at rates not significantly different from rates we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 17.86% at December 31, 2004 was considered satisfactory.

At December 31, 2004, we had loan commitments outstanding of $51.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2004, we had arrangements with various commercial banks for short-term advances of $12.8 million.

At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders’ equity increased due to net income in 2004 of $1,250,000. Our stockholders’ equity also decreased due to a decrease in the fair value of securities available-for-sale, net of tax, in the amount of $125,000 and increased due to the exercise of stock options in the amount of $12,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to First Georgia Community Corp. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could declare $731,000 in dividends payable to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for First Georgia Community Corp. and the Bank as of December 31, 2004 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	9.23%	8.75%	5%
Risk-based capital ratios:
Core capital	10.08%	9.58%	6%
Total capital	11.65%	10.79%	10%

At December 31, 2004, we had no material commitments for capital expenditures.

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

Results of Operations For The Years Ended December 31, 2004 and 2003

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Interest income	$9,941	$8,403
Interest expense	3,812	3,747

Net interest income	6,129	4,656
Provision for loan losses	58	270
Other income	1,092	1,005
Other expenses	5,419	4,642

Pretax income	1,744	749
Income taxes	494	183

Net income	$1,250	$566

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

Our net yield on average interest-earning assets was 3.92% in 2004 as compared to 3.33% in 2003. Average loans increased by $18.6 million with average securities and Federal funds decreasing by $1.46 million, accounting for the majority of the $16.7 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $12.2 million with average interest-bearing demand and time deposits accounting for $13.3 million. This increase was partially offset by a decrease in average other borrowings of $1.6 million. The rate earned on average interest-earning assets increased to 6.36% in 2004 from 6.02% in 2003. The rate paid on average interest-bearing liabilities decreased to 2.70% in 2004 from 2.90% in 2003. The increase in net yield is due to an increased yield in our loan portfolio and a continued re-pricing of our maturing time deposits into lower rates. As we expect prime rate to increase in the coming year, both our rate earned on earning assets as well as our rate paid on interest-bearing liabilities should increase.

Provision for Loan Losses

The provision for loan losses was $58,000 in 2004 as compared to $270,000 in 2003. The provision reduction was the result of a substantial allowance being in place prior to 2002, and the effective identification of lower quality credits, and appropriately funding and charging the allowance in 2002. The provision of $270,000 in 2003 was also made to recognize the normal growth in the loan portfolio from 2002 until 2003 and the increase in the remaining identified problem assets. Net charge offs for 2004 were $117,000 as compared to $1,026,000 in 2003. As of December 31, 2004, we had nonperforming loans and assets of $341,000 as compared to $2.3 million at December 31, 2003. The decrease is attributed to the charge off of previously classified nonacrual loans and the sale and write down of other real estate owned. Management continues to review internally and with external assistance, our loan processing system and makes appropriate changes to further strengthen and preserve the integrity of that system. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. See “Critical Accounting Policies” for a description of our evaluation process for the portfolio and allowance for loan losses.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,092,000 in 2004 as compared to $1,005,000 in 2003, an increase of $87,000. The increase is due primarily to a $86,000 increase in service charges on deposit accounts related to our deposit growth, gains on sales of securities of $33,000 and other miscellaneous income increases associated with the growth of the Bank.

Other Expenses

Other expenses were $5,419,000 in 2004 as compared to $4,642,000 in 2003, an increase of $777,000. Salaries and employee benefits increased by $907,000 due to an increase in staff in our Loan Production Office (LPO) in Covington, Georgia, which we opened in the First quarter of 2004. Equipment and occupancy expenses increased by $132,000 due primarily to increased equipment depreciation, rent expense, and maintenance costs. Other operating expenses decreased by $262,000. This is due primarily to a decrease in provision for losses on other real estate owned of $588,000 and a decrease in other real estate owned expense of $144,000. This decrease was partially offset by increased data/ATM processing expense of $70,000, increased professional fees of $124,000, increased advertising expense of $40,000, a provision for other losses of $112,074 and other miscellaneous expenses associated with the growth of the Bank.

In 2004, the Company sold a parcel of other real estate owned that had federal tax liens of $336,044 attached. As a condition of the sale, the Company purchased an indemnity bond in the amount of $504,066, the funds of which are held in escrow and included in other assets. Depending upon the resolution of these liens, the Company could incur a loss for the amount of the bond.

Income Tax

Income tax expense in 2004 was $494,000 or 28% of pretax income as compared to $183,000 or 24% in 2003. The increase in the effective tax rate was due primarily to increased pretax income.

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

At December 31, 2004, our cumulative one-year interest rate-sensitivity gap ratio was 111%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. In a rising interest rate environment, this should result in an increase in net interest income as a higher percentage of interest-earning assets reprice than interest-bearing liabilities. Because gap analysis shows only the dollar volume of assets and liabilities that will mature or reprice, we also use simulation modeling to measure the actual effects of the repricing will have on our net interest margin, net income and economic value of equity. Our typical simulation modeling will involve a 12-month projection with a level, 200 basis point rising and 200 basis point falling rate scenario.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$864	$—	$—	$—	$864
Federal funds sold	17,152	—	—	—	17,152
Securities	—	1,018	7,231	13,099	21,348
Loans	118,795	7,459	23,477	759	150,490

	136,811	8,477	30,708	13,858	189,854

Interest-bearing liabilities:
Interest-bearing demand deposits	34,673	—	—	—	34,673
Savings	2,112	—	—	—	2,112
Certificates of deposit	20,410	69,362	19,991	99	109,862
Other borrowings	4,007	—	5,000	17,955	26,962

	61,202	69,362	24,991	18,054	173,609

Interest rate sensitivity gap	$75,609	$(60,885)	$5,717	$(4,196)

Cumulative interest rate sensitivity gap	$75,609	$14,724	$20,441	$16,245

Interest rate sensitivity gap ratio	2.24	.12	1.23	.77

Cumulative interest rate sensitivity gap ratio	2.24	1.11	1.13	1.09

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to:

•	Distribution of our assets, liabilities and stockholders’ equity, and the interest rates we experience;

•	Our investment portfolio;

•	Our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans;

•	Summary of our loan loss experience and allowance for loan losses;

•	Types of deposits; and

•	Return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$4,118	$2,921
Interest-bearing deposits in banks	893	1,256
Taxable securities	15,828	16,319
Tax exempt securities	5,068	4,083
Securities valuation account	140	348
Federal funds sold	10,311	12,266
Loans (2)	124,313	105,752
Allowance for loan losses	(2,076)	(2,206)
Other assets	8,752	10,451

	$167,347	$151,190

Total interest-earning assets	$156,413	$139,676

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$11,942	$9,105
Interest-bearing demand	33,385	30,488
Savings	2,073	1,587
Time	78,573	68,144

Total deposits	125,973	109,324

Other borrowings	27,203	28,811
Other liabilities	1,796	1,229

Total liabilities	154,972	139,364
Stockholders’ equity	12,375	11,826

	$167,347	$151,190

Total interest-bearing liabilities	$141,234	$129,030

(1)	For each category, average balances were determined using the daily average balances during the year.
(2)	Nonaccrual loans included in average loans for 2004 and 2003 were $481,000 and $303,000, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2004		2003
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)	$8,967	7.21	$7,443	7.04%
Interest on deposits in banks	1.11		12.96
Interest on taxable securities	644	4.07	658	4.03
Interest on tax exempt securities	195	3.85	156	3.82
Interest on federal funds sold	134	1.30	134	1.09

Total interest income	9,941	6.36	8,403	6.02

INTEREST EXPENSE:
Interest on interest-bearing demand deposits	453	1.36	445	1.46
Interest on savings deposits	12.58		11	69
Interest on time deposits	2,225	2.83	2,100	3.08
Interest on other borrowings	1,1224	.12	1,191	4.13

Total interest expense	3,8122	.70	3,747	2.90

NET INTEREST INCOME	$6,129		$4,656

Net interest spread		3.66%		3.12%

Net yield on average interest-earning assets		3.92%		3.33%

(1)	Interest and fees on loans includes $944,000 and $996,000 of loan fee income for the years ended December 31, 2004 and 2003, respectively. Interest income recognized on nonaccrual loans during 2004 and 2003 was $73,000 and $57,000, respectively.

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

	Years Ended December 31, 2004 vs. 2003 Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$189	$1,335	$1,524
Interest on deposits in banks	(8)	(3)	(11)
Interest on taxable securities	6	(20)	(14)
Interest on tax exempt securities	1	38	39
Interest on federal funds sold	23	(23)	—

Total interest income	211	1,327	1,538

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	(33)	41	8
Interest on savings deposits	(2)	3	1
Interest on time deposits	(179)	304	125
Interest on other borrowings	(3)	(66)	(69)

Total interest expense	(217)	282	65

Net interest income	$428	$1,045	$1,473

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
U.S. Government agencies	$11,225	$8,047
Mortgage-backed securities	3,028	5,489
Municipal securities	5,683	5,690
Restricted equity securities	1,413	1,278

	$21,349	$20,504

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	1,018	4.65%	6,720	3.52%	3,487	4.70%
Mortgage-backed securities	—	—	413	2.72%	1,623	3.73%
Municipals	—	—	98	2.35%	3,515	3.60%

	$1,018	4.65%	$7,231	3.46%	$8,625	4.07%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	—	—%	11,225	3.99%
Mortgage-backed securities	992	4.52	3,028	3.85
Municipals	2,070	4.16	5,683	3.78

	$3,062	4.28%	$19,936	3.91%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2004	2003
	(Dollars in Thousands)
Commercial	$11,092	$11,141
Real estate-construction	56,353	13,873
Real estate-mortgage	81,176	76,524
Consumer installment loans and other	2,340	2,528

	150,961	104,066
Deferred loan fees	(471)	(279)
Less allowance for loan losses	(1,987)	(2,046)

Net loans	$148,503	$101,741

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$5,627
After one through five years	4,127
After five years	1,338

11,092

Construction
One year or less	$55,290
After one through five years	1,007
After five years	56

56,353

Other
One year or less	$33,661
After one through five years	48,650
After five years	1,205

83,516

$150,961

The following table summarizes loans at December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$22,255
Floating or adjustable interest rates	34,128

$56,383

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(Dollars in Thousands)
Nonaccrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	1,231	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	0
Interest income that was recorded on nonaccrual and restructured loans	73	57

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

	Years Ended December 31,
	2004	2003
	(Dollars in Thousands)
Average amount of loans outstanding	$124,313	$105,752

Balance of allowance for loan losses at beginning of year	$2,046	$2,802

Loans charged off
Commercial	—	(196)
Real estate mortgage	(98)	(827)
Installment	(34)	(16)

	(132)	(1,039)

Loans recovered
Commercial	—	—
Real estate mortgage	—	—
Installment	15	13

	15	13

Net charge-offs	(117)	(1,026)

Additions to allowance charged to operating expense during year	58	270

Balance of allowance for loan losses at end of year	$1,987	$2,046

Ratio of net loans charged off during the year to average loans outstanding	.09%	.97%

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

As of December 31, 2004 and 2003, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on management’s best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2004		December 31, 2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$500	7%	$389	11%
Real estate - construction	268	37	716	13
Real estate - mortgage	1,019	54	839	73
Consumer installment loans and other	200	2	102	3

	$1,987	100%	$2,046	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented below. (1)

	Years Ended December 31,
	2004		2003
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$11,942	—%	$9,105	—%
Interest-bearing demand deposits	33,385	1.36	30,488	1.46
Savings deposits	2,073.58		1,587.69
Time deposits	78,573	2.83	68,144	3.08

	$125,973		$109,324

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$13,075
Over three months through six months	16,705
Over six through twelve months	25,360
Over twelve months	9,837

Total	$64,977

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2004	2003
Return on assets (1)	.75%	0.37%
Return on equity (2)	10.10	4.79
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	7.39	7.82

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and report of registered public accounting firm thereon for year ended December 31, 2004 are attached hereto beginning at page 51.

The following financial statements are attached beginning at page 51 of this Report:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, and as of the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2004, there were no significant changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Boards of Directors of the Company and the Bank consist of eleven (11) persons. Each of those persons has been a director of the Company since its organization in 1996. In addition, each of these persons has been a director of the Bank since its organization in 1996. The directors of the Company and the Bank are as follows:

John L. Coleman (59)

Mr. Coleman is the President, Chief Executive Officer and a director of the Company and the Chief Executive Officer of the Bank. He has held these positions with the Company since August 1996 and was formerly the President and Chief Executive Officer of the Bank until January 2005.

D. Richard Ballard (58)

Mr. Ballard has been affiliated with Haisten Funeral Home, Inc. in Jackson, Georgia since 1967, and is currently its owner.

Charles W. Carter (69)

Mr. Carter has been affiliated with Carter Builders Supply in Jackson since 1968 and is currently its President. Mr. Carter was an advisory director of Citizens & Southern National Bank and its successor organization, NationsBank, in Jackson from 1978 until 1994.

Alfred D. Fears, Jr. (48)

Mr. Fears’ primary occupation is as an attorney, and he has been practicing law in Jackson, Georgia since 1981. He also manages an apartment rental business in Jackson.

William B. Jones (60)

From 1966 to 1976, Mr. Jones was a teacher, coach and school superintendent in Jackson, Georgia. Since 1977, Mr. Jones has practiced law in Jackson, Georgia, and has been active in the food and petroleum distribution business. Mr. Jones is currently President of Jones Petroleum Co., Meriwether Properties, Inc. and Vice President of Jones & Owenby, Inc., which operates two supermarkets. He also previously served on the Advisory Board of NationsBank in Jackson, Georgia.

Harry Lewis (52)

Mr. Lewis is the Secretary-Treasurer of the Company. He has served in this position since August 1997. Mr. Lewis also owns and operates an automobile dealership in Jackson, Georgia, which he has operated since 1983. He is also President of Playtime Learning Center, Inc.

Joey McClelland (58)

Mr. McClelland is presently the Owner and President of The McClelland Company, LLC providing design and implementation consulting services to international business operations. From 2000 to 2003 he served as a Vice President with International Supply Chain - Home Depot. From 1997 to 1999, Mr. McClelland served as its director of International Consulting. Prior to 1997, Mr. McClelland acted as Executive Director of Marketing and Logistics Consulting, providing design and implementation consulting services. Prior to 1989, Mr. McClelland held numerous management level positions in related marketing fields.

Dr. Alexander Pollack (51)

Dr. Pollack is a retired general surgeon and former medical director at the Georgia Diagnostic and Classification Prison in Jackson, Georgia.

Robert Ryan (67)

Since 1983, Mr. Ryan has been President of Atlanta South 75 Inc., an automobile and truck service center. From 1960 to 1983, Mr. Ryan held various management positions with Unocal Corporation, Los Angeles, California. Mr. Ryan served on the Board of Directors of International Speedway Corporation, the Association of Christian Truckers, Rotary Club (Community Relations) and Butts Co. Development Authority. He currently serves on the Board of Directors of the National Association of Truckstop Operators (NATSO).

James H. Warren (66)

Mr. Warren is President of Sure Power, Inc., Secretary-Treasurer of Brushy Mountain Hydro-Electric Power, Inc. and Alternator & Starter House of Anderson SC, Inc.

George L. Weaver (57)

Mr. Weaver has been President of Central Georgia EMC since 1984. From 1971 to 1984, Mr. Weaver held various management positions with Central Georgia EMC. Mr. Weaver served on the Advisory Board of NationsBank of Georgia, N.A. in Jackson, Georgia, and as Vice Chairman of the Board of Directors of Federated Rural Electric Insurance Corp and a member of its Audit Committee. He presently serves as a director of Southeastern Data Corporation (past Chairman of the Board) and Georgia Rural Electric Service Corporation (past Chairman of the Board). Mr. Weaver is a past President of the Georgia Rural Electric Managers Association.

George L. Weaver serves as Chairman of the Company’s Board of Directors. John L. Coleman serves as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Harry Lewis serves as Corporate Secretary of the Company. Each officer serves at the pleasure of the Board of Directors of the Company.

There are not, and have not been during the last five years, any involvements by the above-listed persons in legal proceedings relating to the federal bankruptcy act, federal commodities law violations or securities law violations. In addition, none of the above-listed persons is currently charged with or within the last five years has been convicted of any criminal violations of law (other than minor traffic violations). In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

Charles W. Carter and Harry Lewis are first cousins. There are no other family relationships among the director nominees or among any of them and any members of management of the Company or the Bank.

There are no arrangements or understandings between the Company and any person pursuant to which any of the above persons have been or will be elected a director. No director is a director of another bank or bank holding company. The Company paid Mr. Fear’s law firm $346,653 for legal services rendered to the Company during 2004, and it is anticipated Mr. Fears will provide legal services to the Company during 2005.

NON-DIRECTOR EXECUTIVE OFFICERS OF THE BANK

The Bank currently has two executive officers who are not directors of the Company or the Bank. Information regarding their background follows:

Joe Strickland (60)

Mr. Strickland, who became employed by the Bank in January 2004, is the President, Chief Operating Officer and Senior Credit Officer of the Bank. Mr. Strickland is the former President and Chief Operating Officer of Main Street Bank and retired from that position at year end 2001. Previously, he was employed as Northern Division Commercial Banking Executive for NationsBank-South Carolina as successor to C&S Bank.

Elaine S. Kendrick (57)

Ms. Kendrick is the Senior Vice President and Chief Financial Officer of the Bank and the Company and has served in that position since October 2003. She has been employed with the Bank since inception in September 1997 as the Senior Vice President and Senior Operations Officer. From 1996-1997, she served as Senior Vice President and Controller of Griffin Federal Savings Bank, Griffin, Georgia. From 1990-1996, she served as Vice President and Controller of Griffin Federal Savings Bank. From 1987-1990, she served as a banking officer for First Union National Bank of Georgia in Griffin and Newnan, Georgia. From 1965-1987, she served in various capacities for Commercial Bank & Trust Company.

FILINGS UNDER SECTION 16(a)

Section 16(a) of the Securities and Exchange Act of 1934 required the Company’s executive officers and directors, and persons who own more than 10% of the common stock of the Company, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission.

Executive officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish the company with copies of all Section 16(a) forms they file. The Company is not aware of any beneficial owner of more than 10% of its common stock who is not also a director.

Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the 2004 fiscal year all filings applicable to its officers and directors were complied with in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION

The Company does not separately compensate any of its directors or executive officers. Any compensation paid them is paid by the Bank. The following sets forth certain information concerning the compensation of the Company’s chief executive officer during fiscal years 2004, 2003 and 2002. No other executive officer earned over $100,000 in combined salary and bonus for 2004.

Summary Compensation Table

	Annual Compensation						Long Term Compensation Awards	All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#)
John L. Coleman President and Chief Executive Officer	2004 2003 2002	$ $ $	155,000 155,000 155,000	$0 0 50,000	— — —	(1) (1) (1)	0 0 0	1,868 1,803 1,734	(2) (2) (2)

(1)	Other annual compensation does not include any “perks” and other personal benefits which may be derived from business-related expenditures that in the aggregate do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such person.
(2)	The Company has provided Mr. Coleman with a $250,000 term life insurance policy. The premium paid by the Company in 2004 was $960, in 2003 was $960 and in 2002 was $960. Also, Mr. Coleman and the Bank entered into four split dollar life insurance agreements in 1999 in connection with four life insurance policies insuring Mr. Coleman’s life purchased by the Bank. Compensation income is imputed to Mr. Coleman based on the current term rate for Mr. Coleman’s age multiplied by the aggregate death benefit payable under the policies to Mr. Coleman’s beneficiary. The Bank retains a portion of the death benefits payable under each policy. The maximum death benefit payable to Mr. Coleman’s beneficiary under three of the policies is $150,000 and $50,000 under the fourth policy, or an aggregate of $500,000 death benefit for the four policies. The compensation imputed to Mr. Coleman under these arrangements in 2004 was $908, in 2003 was $843 and in 2002 was $774. See “—Employment Agreement” below.

The Company’s Chief Executive Officer did not receive any stock options during 2004. The following table contains information, with respect to the Company’s Chief Executive Officer, concerning the exercise of options during 2004 and unexercised options held as of the end of 2004.

(a) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at FY-End (#)		Dollar Value of In-the-Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John L. Coleman	0	0	200	0	$2,324	0

(1)	Calculated by subtracting the exercise price from the market price per share of the common stock at fiscal year-end ($24.00) and multiplying the resulting figure by the number of shares subject to options for which the exercise price was less than the market price of the common stock at fiscal year-end.

Employment Agreement

John L. Coleman has an employment agreement dated August 8, 1996 with the Company and the Bank under which he serves as President and Chief Executive Officer of the Company and of the Bank. The employment agreement provides for a five-year term and is annually renewable thereafter. He is paid an annual salary as set forth in the Summary Compensation Table above and is also entitled to performance bonuses. To qualify for the annual bonus, the Bank must have a CAMEL 2 rating for the applicable year. The CAMEL rating is a rating assigned to the Bank each year by the Department of Banking based on its examination of different performance factors, with “1” being the best CAMEL rating and “5” being the worst. If that condition is met, Mr. Coleman will be paid a cash bonus for the year at the discretion of the Compensation Committee and with full approval of the Board of Directors. Mr. Coleman’s minimum cash bonus is a certain percentage of his salary for the year depending on the pre-tax return on average assets (“ROA”) performance of the Bank for the year. Mr. Coleman did not receive a cash bonus in 2004. The bonus formula is as follows:

ROA	Percentage of Salary
Less than .9%	No bonus
.9% or greater; less than 1.0%	5%
1.0% or greater; less than 1.10%	10%
1.10% or greater; less than 1.20%	15%
1.20% or greater; less than 1.30%	20%
1.30% or greater; less than 1.40%	25%
1.40% or greater; less than 1.60%	30%
1.60% or greater; less than 1.75%	35%
1.75% or greater; less than 2.00%	40%
Over 2.00%	50%

Mr. Coleman receives health, life and disability insurance under the same plan and terms as other employees of the Bank. He receives a mid-size automobile to be used primarily for business purposes, and the Bank pays operating, maintenance and insurance expenses for the automobile. At Mr. Coleman’s request, the Bank may pay monthly membership dues for Mr. Coleman of up to $75.00 per month at a local country club and up to $3,000 of the club’s initiation fee. Mr. Coleman has not requested such payments to date.

Mr. Coleman’s employment agreement provides for severance pay for Mr. Coleman in the event of Mr. Coleman’s termination (except for cause) after a change of control of the Bank. Under the employment agreement, the term “control” means the acquisition of 25 percent or more of the voting securities of the Company by any person, or persons acting as a group within the meaning of Section 13(d) of the Securities Exchange Act of 1934 or the acquisition of between 10 percent and 25 percent of the voting securities of the Bank if the Board of Directors of the Bank or the Comptroller of the Currency, the Federal Deposit Insurance Corporation or the Federal Reserve Bank has made a determination that such acquisition constitutes or will constitute control of the Bank.

The employment agreement provides that if Mr. Coleman is terminated after 365 days as a result of a change of control, Mr. Coleman shall be entitled to receive his salary through the last day of the calendar month of the termination, or payment in lieu of the notice period. In addition, Mr. Coleman would receive an amount equal to three times his then existing annual base salary. The agreement further provides that the payment shall also be made in connection with, or within 120 days after, a change of control of the Bank if such change of control was opposed by Mr. Coleman or the Bank’s Board of Directors. This payment would be in addition to any amount otherwise owed to Mr. Coleman pursuant to his employment agreement.

Executive Officer’s Deferred Compensation Plan

In 1999, the Bank and Mr. Coleman entered into a deferred compensation agreement. Under this agreement, Mr. Coleman will be entitled to receive retirement benefits upon termination of his employment for any reason other than for cause, including a termination of employment following a change of control of the Bank. If Mr. Coleman dies prior to receiving any or all of the payments due him under the agreement, his beneficiary will receive a death benefit. The deferred compensation is payable from the general assets of the Bank and Mr. Coleman is an unsecured creditor of the Bank with respect to these benefits. If Mr. Coleman is terminated for cause, he forfeits all benefits under the agreement.

The benefits payable to Mr. Coleman are based on the value of a “deferral account” established under Mr. Coleman’s agreement. The value of the deferral account is determined based upon the growth of life insurance cash values in life insurance policies on Mr. Coleman’s life which were purchased by the Bank in 1999, which growth is reduced by the Bank’s after-tax opportunity cost of the policies, determined based upon a pre-tax yield equal to the Fed Funds rate.

The benefits payable to Mr. Coleman at normal retirement age (age 65) are equal to the sum of the value of the deferral account on the anniversary of the agreement preceding normal retirement age paid out in equal annual installments over 15 years without interest plus an annual payment equal to the growth in the deferral account each year (determined without reducing the deferral account for payments made to Mr. Coleman) from Mr. Coleman’s retirement until his death. The projected value of the deferral account at Mr. Coleman’s normal retirement age is $314,710, which would provide payments of $20,981 per year, plus the payments of the growth in the deferral account which are projected to vary from year to year. The first year aggregate payment to Mr. Coleman (including the projected growth in the deferral account) is projected to be $59,733, the average annual benefit during the first fifteen years is projected to be $68,956 and the average annual benefit over Mr. Coleman’s life is projected to be $67,845, all based on achieving the assumptions used in the projection.

The benefits payable to Mr. Coleman at termination of employment prior to his normal retirement age (other than after a change of control) are the sum of his deferral account at the anniversary of the agreement preceding his date of termination’ times Mr. Coleman’s vested percentage at termination, payable in 15 equal annual installments without interest, plus an annual payment equal to the growth in the deferral account each year from Mr. Coleman’s termination of employment until his death (determined without reducing the deferral account for payments made to Mr. Coleman), times Mr. Coleman’s vested percentage at termination. The benefits payable to Mr. Coleman at his termination of employment after a change of control are the same as a termination prior to normal retirement age except that the vesting schedule does not apply if Mr. Coleman’s termination of employment after a change of control occurs during the first five years of the deferred compensation agreement.

If Mr. Coleman dies prior to termination of employment, the Bank will pay his beneficiary a lump sum benefit equal to his deferral account as of the anniversary of the agreement preceding Mr. Coleman’s death.

Director Compensation

Board Fees. As of April, 2004 the Directors of the Company are paid $750 per month for their services as well as $100 per meeting attended for Board Committees to which they are appointed.

Deferred Fee Agreements. Effective as of January 1, 2001, the Bank entered into deferred fee agreements with each of its directors (other than Mr. Ryan). Under these agreements, each director will be entitled to receive retirement benefits upon termination of service as a director for any reason other than for cause. If a director’s services are terminated for cause, he forfeits all benefits under the agreement applicable to him.

Benefits will be paid upon a director’s normal or early retirement or disability or in the event of a change in control (defined as a transfer of 25% or more of the Bank’s outstanding stock). If a director dies prior to termination of his service as a director, the Bank will pay his beneficiary a lump sum benefit equal to his deferral account balance as of the date of his death.

Benefits are payable to each director based upon the value in his “deferral account.” Each director’s deferral account includes his accumulated deferred fees plus accrued interest at a rate established annually by the Board of Directors. Benefits are payable in 120 equal monthly installments, including interest at a rate set by the Board of Directors for the year in which the termination of service occurs. This interest rate is currently set at Prime + 1% per annum.

Deferred Compensation Agreements. In 1999, each of the directors of the Bank (other than Mr. Coleman) entered into a deferred compensation agreement with the Bank. The agreements are essentially identical to Mr. Coleman’s deferred compensation agreement described above, but with a 10-year payout of the primary benefit.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP OF DIRECTOR NOMINEES, AND

DIRECTOR NOMINEES AND OFFICERS AS A GROUP

The following table sets forth the beneficial ownership of the Company’s common stock by the current directors, nominees for director, executive officers named in the Summary Compensation table, persons who to the Company’s knowledge own more than five percent of the outstanding common stock, and directors and executive officers as a group, as of January 1, 2005. Each indicated person has sole voting and investment power over the indicated shares except as otherwise noted below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage Ownership
D. Richard Ballard	21,145	(1)	2.27%
Charles W. Carter	50,675	(2)	5.44
John L. Coleman	42,961	(3)	4.61
Alfred D. Fears	40,070	(4)	4.30
William B. Jones	109,585	(5)	11.77
Harry Lewis	36,145		3.88
Joey McClelland	35,645	(6)	3.83
Dr. Alexander Pollack	60,583	(7)	6.51
Robert Ryan	27,853	(8)	2.99
James H. Warren	24,185	(9)	2.60
George L. Weaver	46,899	(10)	5.04
All current directors and executive officers as a group (13 persons)	521,246		55.99

(1)	Does not include 300 shares owned by his adult son, over which shares he asserts no voting or investment power.
(2)	Includes 6,700 shares owned by C. Carter, Inc., 1,500 shares owned by Jones Hometown Hardware, 4,400 shares owned by Mr. Carter’s wife, and 600 shares held by his wife as custodian for their grandchildren. Mr. Carter disclaims voting and investment power with respect to the shares held by his wife individually and as custodian. Does not include 1900 shares owned by his adult son and 600 shares owned by his adult daughter over which he asserts no voting or investment power.

(3)	Includes 170 shares owned by Mr. Coleman jointly with his wife, 25,000 shares held in Mr. Coleman’s IRA, 200 shares subject to vested options and 2,591 shares owned by his wife (as to which voting and investment power is disclaimed). Does not include 55 shares owned by each of his adult daughters, over which shares he asserts no voting or investment power.
(4)	Includes 5,941 shares owned by Mr. Fears’ IRA, 650 shares owned by The Fears Firm, PC, 830 shares owned by Fears, Lawrence & Turner, 5,610 shares owned by his wife and 14,059 shares held by his wife as trustee. Mr. Fears disclaims voting and investment power with respect to the shares held by his wife individually and as trustee. Does not include 55 shares owned by his adult daughter, over which shares he asserts no voting or investment power.
(5)	Includes 45,632 shares owned by wholly-owned corporations and 1,000 shares held by Mr. Jones’s wife. Mr. Jones disclaims voting and investment power with respect to the shares held by his wife. Does not include 500 shares owned by his adult son, over which shares he asserts no voting or investment power.
(6)	Does not include 100 shares owned by Mr. McClelland’s adult son, 100 shares owned by Mr. McClelland’s adult daughter, or 1,800 shares owned by Mr. McClelland’s mother, over all of which shares he asserts no voting or investment power.
(7)	Includes 14,628 shares held by Pollack Art Foundation.
(8)	Includes 12,853 shares owned by Mr. Ryan and his wife jointly. Does not include 550 shares owned by Mr. Ryan’s adult son or 1,150 shares owned by Mr. Ryan’s stepson, over all of which shares Mr. Ryan asserts no voting or investment power.
(9)	Includes 2,926 shares owned by Mr. Warren’s IRA, 9,300 shares owned jointly with his wife, and 2,926 shares owned by Mr. Warren’s wife’s IRA, over all of which shares he shares voting and investment power; does not include 476 shares owned by his adult daughters, 200 shares owned by his brother over all of which shares Mr. Warren asserts no voting or investment power.
(10)	Includes 5,177 shares owned by Mr. Weaver’s IRA.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2004.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	102,867	$12.90	324,550
Equity compensation plans not approved by security holders	0	0	0
Total	102,867	$12.90	324,550

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

In the ordinary course of its banking business, the Bank has had and anticipates that it will continue to have transactions with various directors, officers, principal shareholders, and their associates.

In the opinion of management, all loans and commitments to extend loans included in such transactions were made in the ordinary course of business substantially on the same terms, including interest rates and collateral, as those prevailing from time to time on comparable transactions with unaffiliated persons and do not involve more than a normal risk of collectibility or present any other unfavorable features. In management’s opinion, the amount of extensions of credit outstanding at any time from the beginning of the last fiscal year to date to a director, director nominee, executive officer or principal security holder and their associates, individually or in the aggregate, did not exceed the maximum permitted under applicable banking regulations.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

10.1*	Employment Contract between John L. Coleman and the Company (1)

10.2*	Stock Option Agreement between the Company and John L. Coleman (1)

10.3*	First Georgia Community Corp. 2001 Stock Incentive Plan (2)

10.4*	Form of Director Deferred Fee Agreement dated January 7, 2002, as amended as of March 11, 2002 (3)

10.5*	Form of Director Deferred Compensation Agreement dated as of November 5, 1999 (3)

21.1	Subsidiaries of the Company. The sole subsidiary of the Company is First Georgia Community Bank, Jackson, Georgia, which is wholly-owned by the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 .S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or agreement.
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form SB-2 (Regis. No. 333-13583).

(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-24153).
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 0-24153).

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Fees Paid to Independent Accountants

The following table sets forth the fees paid to the Company’s independent accountants, Mauldin & Jenkins, LLC, for the services indicated.

	2004*	2003*
Audit Fees	$49,150	$48,481
Audit-Related Fees	0	$2,216
Tax Fees**	$6,950	$7,650
All Other Fees	n/a	$5,656

*	Based on an estimate provided by Mauldin & Jenkins, LLC. Includes fees for services billed to the Company in the following year in connection with the indicated year’s audit and review of interim financial statements.
**	Consists of tax return preparation services.

Audit Fees

Audit fees represent fees billed by Mauldin & Jenkins for professional services rendered in connection with the (1) audit of the Company’s annual financial statements for 2003 and 2004, and (2) review of the financial statements included in the Company’s quarterly filings on Form 10-QSB, and (3) services provided in connection with statutory and regulatory filings.

Audit Related Fees

Audit related fees represent fees for professional services rendered for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements and not included in “Audit Fees” above. Audit related fees consist of accounting consultations regarding deferred compensation and other real estate owned. No audit related fees were incurred in 2004.

Tax Fees

Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by Mauldin & Jenkins for tax compliance, tax advice, and tax planning.

All Other Fees

In 2003 all other fees consisted of Federal Home Loan Bank mortgage collateral verification agreed-upon procedures. These fees are no longer applicable to Mauldin & Jenkins, LLC.

The fees billed by Mauldin & Jenkins are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

The Audit Committee has considered the provision of non-audit services by Mauldin & Jenkins, LLC and has determined that the provision of such services was consistent with maintaining the independence of Mauldin & Jenkins, LLC.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Georgia Community Corp. and Subsidiary

Jackson, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia

February 18, 2005

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
Assets
Cash and due from banks	$4,281,050	$4,170,144
Interest-bearing deposits in banks	863,735	921,805
Federal funds sold	17,152,000	10,779,000
Securities available for sale	19,935,407	19,226,165
Restricted equity securities, at cost	1,413,250	1,278,250

Loans	150,489,676	103,787,139
Less allowance for loan losses	1,986,917	2,045,879

Loans, net	148,502,759	101,741,260

Premises and equipment	3,254,452	2,468,927
Other assets	5,648,822	6,584,742

Total assets	$201,051,475	$147,170,293

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$11,721,867	$9,982,542
Interest-bearing	146,647,512	96,468,445

Total deposits	158,369,379	106,450,987
Other borrowings	26,961,594	27,298,090
Other liabilities	2,542,434	1,380,023

Total liabilities	187,873,407	135,129,100

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 931,041 and 930,208 issued and outstanding, respectively	4,655,205	4,651,040
Surplus	5,131,291	5,123,654
Retained earnings	3,359,533	2,109,900
Accumulated other comprehensive income	32,039	156,599

Total stockholders’ equity	13,178,068	12,041,193

Total liabilities and stockholders’ equity	$201,051,475	$147,170,293

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Interest income:
Loans, including fees	$8,967,455	$7,443,200
Taxable securities	643,937	657,956
Nontaxable securities	195,113	155,668
Deposits in banks	383	11,675
Federal funds sold	134,063	134,372

Total interest income	9,940,951	8,402,871

Interest expense:
Deposits	2,690,423	2,555,558
Other borrowings	1,121,995	1,191,223

Total interest expense	3,812,418	3,746,781

Net interest income	6,128,533	4,656,090
Provision for loan losses	57,926	270,000

Net interest income after provision for loan losses	6,070,607	4,386,090

Other income:
Service charges on deposit accounts	684,350	598,451
Gain on sale of securities available for sale	33,032	—
Other operating income	375,076	406,824

Total other income	1,092,458	1,005,275

Other expenses:
Salaries and employee benefits	2,761,694	1,854,512
Equipment and occupancy expenses	556,674	424,650
Other operating expenses	2,101,042	2,363,443

Total other expenses	5,419,410	4,642,605

Income before income taxes	1,743,655	748,760

Income tax expense	494,022	183,128

Net income	$1,249,633	$565,632

Basic earnings per share	$1.34	$0.61

Diluted earnings per share	$1.34	$0.61

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
Net income	$1,249,633	$565,632

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during period, net of benefit of $63,791 and $105,975, respectively	(104,080)	(172,907)

Reclassification adjustment for gains realized in net income, net of tax of $12,552 and $0, respectively	(20,480)	—

Other comprehensive loss	(124,560)	(172,907)

Comprehensive income	$1,125,073	$392,725

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2002	925,708	$4,628,540	$5,090,442	$1,544,268	$329,506	$11,592,756
Net income	—	—	—	565,632	—	565,632
Exercise of stock options	4,500	22,500	33,212	—	—	55,712
Other comprehensive loss	—	—	—	—	(172,907)	(172,907)

Balance, December 31, 2003	930,208	4,651,040	5,123,654	2,109,900	156,599	12,041,193
Net income	—	—	—	1,249,633	—	1,249,633
Exercise of stock options	833	4,165	7,637	—	—	11,802
Other comprehensive loss	—	—	—	—	(124,560)	(124,560)

Balance, December 31, 2004	931,041	$4,655,205	$5,131,291	$3,359,533	$32,039	$13,178,068

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$1,249,633	$565,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,587	236,126
Gain on sale of other real estate owned	(64,990)	(148,929)
Gain on sale of securities available for sale	(33,032)	—
Provision for losses on other real estate owned	—	587,992
Provision for other losses	112,074	—
Net decrease in loans held for sale	—	578,872
Provision for loan losses	57,926	270,000
Deferred income taxes	(70,217)	229,062
Deferred compensation	234,946	265,611
Increase (decrease) in interest receivable	(156,946)	116,622
Increase (decrease) in interest payable	214,612	(17,935)
Net other operating activities	54,911	(231,062)

Net cash provided by operating activities	1,900,504	2,451,991

INVESTING ACTIVITIES
Net decrease in interest bearing deposits in banks	58,070	445,891
Net (increase) decrease in federal funds sold	(6,373,000)	2,056,000
Purchases of securities available for sale	(8,969,724)	(11,612,000)
Proceeds from maturities of securities available for sale	6,277,117	9,668,102
Proceeds from sales of securities available for sale	1,757,058	—
Purchases of restricted equity securities	(135,000)	(96,650)
Net increase in loans	(46,393,186)	(304,605)
Purchases of premises and equipment	(1,028,677)	(369,412)
Additions to other real estate owned	—	(54,844)
Proceeds from sale of other real estate owned	1,579,046	495,006

Net cash provided by (used in) investing activities	(53,228,296)	227,488

FINANCING ACTIVITIES
Net increase (decrease) in deposits	51,918,392	(197,264)
Net repayment of other borrowings	(491,496)	(1,211,919)
Proceeds from exercise of stock options	11,802	55,712

Net cash provided by (used in) financing activities	51,438,698	(1,353,471)

Net increase in cash and due from banks	110,906	1,326,008

Cash and due from banks at beginning of year	4,170,144	2,844,136

Cash and due from banks at end of year	$4,281,050	$4,170,144

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$3,597,806	$3,764,716

Income taxes	$213,706	$83,556
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,988,701	$4,327,581

Financed sales of other real estate owned	$2,414,940	$2,293,840

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Georgia Community Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Georgia Community Bank (the “Bank”). The Bank is a commercial bank located in Jackson, Butts County, Georgia with a branch located in Locust Grove, Henry County, Georgia and a loan production office located in Covington, Newton County, Georgia. The Bank provides a full range of banking services in its primary market area of Butts and Henry Counties and the surrounding counties.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $739,000 and $678,000 at December 31, 2004 and 2003, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the following estimated useful lives of the assets:

Buildings	10-40 years
Leasehold improvements	5-15 years
Equipment	2-10 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2004 and 2003 was $341,206 and $2,281,500, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2004	2003
Net income, as reported	$1,249,633	$565,632
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,356)	(10,135)

Pro forma net income	$1,236,277	$555,497

Earnings per share:
Basic – as reported	$1.34	$.61

Basic - pro forma	$1.33	$.60

Diluted - as reported	$1.34	$.61

Diluted - pro forma	$1.33	$.60

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

In December 2004, the FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)” or the “Statement”). FAS 123(R) requires that the compensation cost relating to share-based payment transactions, including grants of employee stock options, be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. FAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. FAS 123(R) is a replacement of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance (APB 25).

The effect of the Statement will be to require entities to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period the employee is required to provide services for the award. FAS 123(R) permits entities to use any option-pricing model that meets the fair value objective in the Statement.

The Company will be required to apply FAS 123(R) as of the beginning of its first interim period that begins after December 15, 2005, which will be the year ending December 31, 2006.

FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective transition method and the modified retrospective method of transition. Under the modified prospective transition method, an entity would use the fair value based accounting method for all employee awards granted, modified, or settled after the effective date. As of the effective date, compensation cost related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value of those awards as calculated under the original provisions of Statement No. 123; that is, an entity would not remeasure the grant-date fair value estimate of the unvested portion of awards granted prior to the effective date. An entity will have the further option to either apply the Statement to only the quarters in the period of adoption and subsequent periods, or apply the Statement to all quarters in the fiscal year of adoption Under the modified retrospective method of transition, an entity would revise its previously issued financial statements to recognize employee compensation cost for prior periods presented in accordance with the original provisions of Statement No. 123.

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
U.S. Government and agency securities	$11,216,658	$34,635	$(26,422)	$11,224,871
State and municipal securities	5,612,513	127,235	(56,844)	5,682,904
Mortgage-backed securities	3,054,561	9,143	(36,072)	3,027,632

	$19,883,732	$171,013	$(119,338)	$19,935,407

December 31, 2003
U.S. Government and agency securities	$7,961,029	$92,490	$(6,606)	$8,046,913
State and municipal securities	5,625,034	121,256	(56,167)	5,690,123
Mortgage-backed securities	5,387,522	122,508	(20,901)	5,489,129

	$18,973,585	$336,254	$(83,674)	$19,226,165

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$6,463,000	$(26,422)	$—	$—	$6,463,000	$(26,422)
State and municipal securities	861,353	(11,811)	1,014,967	(45,033)	1,876,320	(56,844)
Mortgage-backed securities	1,864,978	(11,432)	979,318	(24,640)	2,844,296	(36,072)

Total temporarily impaired securities	$9,189,331	$(49,665)	$1,994,285	$(69,673)	$11,183,616	$(119,338)

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of securities. The market value of securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2004, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2004 amortized cost/fair value tables above, seven out of nineteen securities purchased from state and political subdivisions contained unrealized losses and seventeen out of twenty-eight securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

At December 31, 2003, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2003 amortized cost/fair value tables above, eight out of nineteen securities purchased from state and political subdivisions contained unrealized losses and four out of forty securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. All securities with an unrealized loss at December 31, 2003 have been in a continuous unrealized loss position for less than twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE (Continued)

Securities with a carrying value of $9,673,000 and $16,309,000 at December 31, 2004 and 2003 were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities as of December 31, 2004 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in less than one year	$1,004,209	$1,017,650
Due from one to five years	6,826,396	6,818,231
Due from five to ten years	6,981,722	7,002,421
Due after ten years	2,016,844	2,069,473
Mortgage-backed securities	3,054,561	3,027,632

	$19,883,732	$19,935,407

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2004	2003
Gross gains	$34,609	$—
Gross losses	(1,577)	—

Net realized gains	$33,032	$—

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2004	2003
Commercial, financial and agricultural	$11,092,000	$11,141,000
Real estate – construction	56,353,000	13,873,000
Real estate – mortgage	81,176,000	76,524,000
Consumer installment and other	2,339,738	2,528,334

	150,960,738	104,066,334
Deferred loan fees	(471,062)	(279,195)
Allowance for loan losses	(1,986,917)	(2,045,879)

Loans, net	$148,502,759	$101,741,260

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS (Continued)

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2004	2003
Balance, beginning of year	$2,045,879	$2,802,091
Provision for loan losses	57,926	270,000
Loans charged off	(131,793)	(1,039,514)
Recoveries of loans previously charged off	14,905	13,302

Balance, end of year	$1,986,917	$2,045,879

The total recorded investment in impaired loans was $1,231,454 and $2,226,770 at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, these impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $90,878 and $240,325, respectively. The average recorded investment in impaired loans for 2004 and 2003 was $2,141,245 and $3,098,507, respectively. Interest income recognized for cash payments received on impaired loans totaled $154,381 and $57,490 for the years ended December 31, 2004 and 2003, respectively.

There were no nonaccrual loans at December 31, 2004 and 2003. There were no loans past due ninety days or more and still accruing interest at December 31, 2004 and 2003.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2004 are as follows:

Balance, beginning of year	$8,264,676
Advances	7,216,399
Repayments	(7,560,172)

Balance, end of year	$7,920,903

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2004	2003
Land	$802,951	$493,265
Buildings	2,099,059	1,695,566
Construction in process	61,592	—
Leasehold improvements	235,214	224,669
Equipment	1,248,006	1,004,646

	4,446,822	3,418,146
Accumulated depreciation	(1,192,370)	(949,219)

	$3,254,452	$2,468,927

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT (Continued)

The Company has leased various properties under noncancelable operating lease agreements which expire at various times through 2008 with renewal options through 2018. The leases related to properties also require the payment of property taxes, normal maintenance and insurance.

Future minimum lease payments on the lease is summarized as follows:

2005	$82,464
2006	42,451
2007	31,950
2008	5,000

$161,865

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2004 and 2003 was $64,977,651 and $29,404,747, respectively. The Company had brokered deposits at December 31, 2004 and 2003 of $45,595,000 and $15,936,000, respectively. The scheduled maturities of time deposits at December 31, 2004 are as follows:

2005	$89,771,950
2006	13,878,663
2007	3,160,423
2008	2,221,812
2009	730,255
Later years	99,000

$109,862,103

Overdraft demand deposits reclassified to loans totaled $46,348 and $161,149 at December 31, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2004	2003
Advance from Federal Home Loan Bank, interest payable quarterly at 2.795% until May 20, 2008 when the rate may converted to the three-month LIBOR, due May 20, 2013.	$2,000,000	$2,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 6.385% until August 13, 2004 when the rate may be converted to the three month LIBOR, due August 13, 2009.	1,750,000	1,750,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010.	2,550,000	2,550,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.02% (rate may be converted to the three month LIBOR), due January 4, 2011.	3,000,000	3,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.20% until August 8, 2006 when the rate may be converted to the three month LIBOR, due August 8, 2011.	3,500,000	3,500,000
Advance from Federal Home Loan Bank, interest payable quarterly at 2.82% until September 4, 2005 when the rate may be converted to the three month LIBOR, due September 4, 2007.	5,000,000	5,000,000
Securities sold under repurchase agreements.	4,006,594	4,498,090
Floating rate junior subordinated debentures, interest payable quarterly at the three month LIBOR plus 3.45%, due November 7, 2032.	5,155,000	5,000,000

	$26,961,594	$27,298,090

The Company has available unused lines of credit with various financial institutions totaling $12,800,000 at December 31, 2004. There were no other advances outstanding at December 31, 2004 or 2003.

The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $15 million and certain qualifying securities with a fair value of $9,421,282.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS (Continued)

The Company has a wholly-owned grantor trust to issue cumulative trust preferred securities to the public. The grantor trust has invested the proceeds of the trust preferred securities in junior subordinated debentures of the Company. The trust preferred securities can be redeemed prior to maturity at the option of the Company on or after November 7, 2007. The sole assets of the grantor trust are the Junior Subordinated Deferrable Interest Debentures of the Company (the “Debentures”) held by the grantor trust. The Debentures have the same interest rate (three month LIBOR plus 3.45%, floating) as the trust preferred securities. The Company has the right to defer interest payments on the Debentures at any time or from time to time for a period not exceeding 20 consecutive quarters provided that no extension period may extend beyond the stated maturity of the related Debentures. During any such extension period, distributions on the trust preferred certificates would also be deferred.

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

NOTE 7. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company has a 401(k) profit sharing plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $50,211 and $46,093 for the years ended December 31, 2004 and 2003, respectively.

The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers and directors. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the executive officers and directors. The balance of the policy cash surrender values included in other assets at December 31, 2004 and 2003 is $2,447,759 and $2,358,127, respectively. Income recognized on the policies amounted to $89,632 and $100,551 for the years ended December 31, 2004 and 2003, respectively. The balance of the deferred compensation included in other liabilities at December 31, 2004 and 2003 is $804,641 and $660,557, respectively. Expense recognized for executive officer and director deferred compensation amounted to $144,084 and $179,089 for the years ended December 31, 2004 and 2003, respectively.

The Company has a deferred compensation plan for its directors whereby each director may elect to defer receipt of his director fees. The amount of the fees deferred bore interest at a rate of 10% in 2002 through August 31, 2003 and 5% for the remainder of 2003 and in 2004. The total amount of fees deferred in 2004 and 2003 totaled $79,800 and $74,900, respectively. The total amount of interest credited to deferred fees in 2004 and 2003 totaled $11,062 and $11,622, respectively. The balance of the deferred fees plus interest credited at December 31, 2004 and 2003 amounted to $271,242 and $180,380, respectively, and is included in other liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

Other pertinent information related to the options is as follows:

	Year Ended December 31,
	2004		2003
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	40,700	$13.39	50,500	$13.38
Granted	63,000	12.38	—	—
Exercised	(833)	14.17	(4,500)	12.38
Cancelled	—	—	(5,300)	14.17

Under option, end of year	102,867	12.90	40,700	13.39

Exercisable, end of year	26,253	12.96	22,318	12.75

Weighted average fair value of options granted during the year	$4.75		$—

Information pertaining to options outstanding at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	102,867	8.73	$12.90	26,253	$12.96

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2004	2003
Dividend yield	0%	N/A
Expected life	10 years	N/A
Expected volatility	11.69%	N/A
Risk-free interest rate	4.53%	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,
	2004	2003
Current	$564,239	$(45,934)
Deferred	(70,217)	229,062

Income tax expense	$494,022	$183,128

The Company’s income tax expense (benefits) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2004	2003
Income taxes at statutory federal rate	$592,843	$254,579
Tax free interest income	(63,906)	(50,744)
Income from life insurance policies	(30,475)	(34,187)
State income taxes	(884)	7,638
Other	(3,556)	5,842

Income tax expense	$494,022	$183,128

The components of deferred income taxes are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Loan loss reserves	$564,925	$579,591
Other real estate owned	7,547	80,666
Deferred compensation	405,993	317,335
Deferred loan fees	177,128	104,476
Other	—	2,592

	1,155,593	1,084,660

Deferred tax liabilities:
Depreciation	41,312	40,596
Securities available for sale	19,637	95,981

	60,949	136,577

Net deferred tax assets	$1,094,644	$948,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2004	2003
Basic Earnings Per Share:
Weighted average common shares outstanding	930,799	928,940

Net income	$1,249,633	$565,632

Basic earnings per share	$1.34	$.61

Diluted Earnings Per Share:
Weighted average common shares outstanding	930,799	928,940
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	1,538	1,329

Total weighted average common shares and common stock equivalents outstanding	932,337	930,269

Net income	$1,249,633	$565,632

Diluted earnings per share	$1.34	$.61

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. A summary of the Company’s commitments is as follows:

	December 31,
	2004	2003
Commitments to extend credit	$50,887,000	$10,227,000
Financial standby letters of credit	290,000	223,000
Other standby letters of credit	244,000	174,000

	$51,421,000	$10,624,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of December 31, 2004, the Company had recorded reserves of $112,074 for potential losses related to unfunded commitments, the balance of which is included in other liabilities in the consolidated balance sheet.

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

At December 31, 2004 and 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any material financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2004 and 2003.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

In 2004, the Company sold a parcel of other real estate owned that had federal tax liens of $336,044 attached. As a condition of the sale, the Company purchased an indemnity bond in the amount of $504,066, the funds of which are held in escrow and included in other assets in the consolidated balance sheet. Depending upon the resolution of these liens, the Company could incur a loss for the amount of the bond.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Butts County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas.

Ninety-one percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

In addition, the Company’s loan portfolio has a concentration of loans to customers in the convenience store industry. At December 31, 2004, loans to customers in this industry amounted to approximately $43,000,000 or 28% of the loan portfolio.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,152,000.

NOTE 13. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, dividends of approximately $731,000 could be declared by the Bank payable to the Company without regulatory approval. As of December 31, 2004, the Company could not declare dividends payable to the stockholders without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2004 and 2003, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt correction action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$20,245	11.65%	$13,905	8%	$	N/A	N/A
Bank	$18,720	10.79%	$13,875	8%		$17,344	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$17,528	10.08%	$6,953	4%	$	N/A	N/A
Bank	$16,621	9.58%	$6,938	4%		$10,406	6%
Tier I Capital to Average Assets:
Consolidated	$17,528	9.23%	$7,600	4%	$	N/A	N/A
Bank	$16,621	8.75%	$7,599	4%		$9,500	5%

December 31, 2003:
Total Capital to Risk Weighted Assets:
Consolidated	$18,434	14.90%	$9,899	8%	$	N/A	N/A
Bank	$13,709	11.10%	$9,879	8%		$12,349	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$15,846	12.81%	$4,950	4%	$	N/A	N/A
Bank	$12,159	9.85%	$4,940	4%		$7,410	6%
Tier I Capital to Average Assets:
Consolidated	$15,846	10.95%	$5,789	4%	$	N/A	N/A
Bank	$12,159	8.42%	$5,779	4%		$7,223	5%

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

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest- bearing deposits in banks, and federal funds sold	$22,296,785	$22,296,785	$15,870,949	$15,870,949
Securities	21,348,657	21,348,657	20,504,415	20,504,415
Loans	148,502,759	149,902,485	101,741,260	103,890,346
Accrued interest receivable	768,832	768,832	611,886	611,886

Financial liabilities:
Deposits	158,369,379	158,432,782	106,450,987	107,093,956
Other borrowings	26,961,594	27,785,242	27,298,090	28,489,800
Accrued interest payable	612,768	612,768	398,156	398,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

Components of other income and expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2004	2003
Other income:
Income from life insurance policies	$89,632	$100,551
Gain on sale of other real estate	64,990	148,929
Other expenses:
Deferred compensation	144,084	179,089
Accounting and auditing	115,000	88,985
Data processing	246,617	218,140
Provision for losses on other real estate owned	—	587,992
Other real estate expense	104,691	249,070
Professional services	141,712	87,157
Provision for other losses	112,074	—

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 2004 and 2003:

CONDENSED BALANCE SHEETS

	2004	2003
Assets
Cash	$1,340,657	$4,516,616
Investment in subsidiary	16,653,316	12,315,595
Other assets	379,004	249,364

Total assets	$18,372,977	$17,081,575

Liabilities
Other borrowings	$5,155,000	$5,000,000
Other liabilities	39,909	40,382

Total liabilities	5,194,909	5,040,382

Stockholders’ equity	13,178,068	12,041,193

Total liabilities and stockholders’ equity	$18,372,977	$17,081,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2004	2003
Income
Interest income	$7,635	$—

Total income	7,635	—

Expenses
Interest expense	248,435	243,165
Salaries and employee benefits	13,200	13,200
Other expenses	87,490	67,658

Total expenses	349,125	324,023

Loss before income tax benefits and equity in undistributed income of subsidiary	(341,490)	(324,023)

Income tax benefits	(128,842)	(122,246)

Loss before equity in undistributed income of subsidiary	(212,648)	(201,777)

Equity in undistributed income of subsidiary	1,462,281	767,409

Net income	$1,249,633	$565,632

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2004	2003
OPERATING ACTIVITIES
Net income	$1,249,633	$565,632
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(1,462,281)	(767,409)
Net other operating activities	24,887	(59,045)

Net cash used in operating activities	(187,761)	(260,822)

INVESTING ACTIVITIES
Investment in subsidiary	(3,000,000)	(250,000)

Net cash used in investing activities	(3,000,000)	(250,000)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	11,802	55,712

Net cash provided by financing activities	11,802	55,712

Net decrease in cash	(3,175,959)	(455,110)

Cash at beginning of year	4,516,616	4,971,726

Cash at end of year	$1,340,657	$4,516,616

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2005.

FIRST GEORGIA COMMUNITY CORP.

By:	/s/ John L. Coleman
John L. Coleman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2005.

Signature	Title
/s/ John L. Coleman	President and Chief Executive Officer
John L. Coleman*

/s/ D. Richard Ballard	Director
D. Richard Ballard

/s/ Charles W. Carter	Director
Charles W. Carter

/s/ Alfred D. Fears, Jr.	Director
Alfred D. Fears, Jr.

/s/ William B. Jones	Director
William B. Jones

/s/ Harry Lewis	Director
Harry Lewis

/s/ Joey McClelland	Director
Joey McClelland

/s/ Alexander Pollack	Director
Alexander Pollack

/s/ Robert Ryan	Director
Robert Ryan

/s/ James H. Warren	Director
James H. Warren

/s/ George L. Weaver	Director
George L. Weaver

/s/ Elaine Kendrick	Chief Financial Officer
Elaine Kendrick **

*	Principal Executive Officer
**	Principal Financial and Accounting Officer