Form 10QSB
period 2005-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2005-05-16
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2005: 931,041; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2005

(Unaudited)

Assets
Cash and due from banks	$4,992,812
Interest-bearing deposits in banks	741,328
Federal funds sold	16,529,000
Securities available-for-sale, at fair value	19,943,767
Restricted equity securities, at cost	1,520,650
Loans held for sale	442,830

Loans	166,789,858
Less allowance for loan losses	2,041,554

Loans, net	164,748,304

Premises and equipment	3,274,009
Other assets	5,908,391

Total assets	$218,101,091

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$14,232,066
Interest-bearing	160,968,383

Total deposits	175,200,449
Other borrowings	26,961,594
Other liabilities	2,559,550

Total liabilities	204,721,593

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 931,041 shares issued and outstanding	4,655,205
Capital surplus	5,131,291
Retained earnings	3,751,457
Accumulated other comprehensive loss	(158,455)

Total stockholders’ equity	13,379,498

Total liabilities and stockholders’ equity	$218,101,091

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income
Loans	$2,950,276	$1,735,777
Taxable securities	162,321	155,280
Nontaxable securities	48,759	48,779
Deposits in banks	—	383
Federal funds sold	69,406	21,390

Total interest income	3,230,762	1,961,609

Interest expense
Deposits	934,387	556,851
Other borrowings	298,954	276,729

Total interest expense	1,233,341	833,580

Net interest income	1,997,421	1,128,029
Provision for loan losses	50,000	—

Net interest income after provision for loan losses	1,947,421	1,128,029

Other income
Service charges on deposit accounts	137,623	157,138
Other operating income	60,010	69,111

Total other income	197,633	226,249

Other expenses
Salaries and employee benefits	887,150	569,340
Occupancy and equipment expenses	165,297	120,704
Other operating expenses	518,483	423,164

Total other expenses	1,570,930	1,113,208

Net income before income taxes	574,124	241,070

Income tax expense	182,200	75,100

Net income	391,924	165,970

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(190,494)	93,025

Comprehensive income	$201,430	$258,995

Basic earnings per share	$0.42	$0.18

Diluted earnings per share	$0.42	$0.18

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$391,924	$165,970
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	71,974	77,946
Net increase in loans held for sale	(442,830)	(1,086,901)
Provision for loan losses	50,000	—
Provision for other losses	20,000	—
Deferred compensation	33,147	28,704
Gain on sale of other real estate owned	—	(9,278)
Increase in interest receivable	(202,133)	(59,820)
Increase in interest payable	97,983	2,294
Net other operating activities	(75,723)	(36,909)

Net cash used in operating activities	(55,658)	(917,994)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	122,407	(81,721)
Purchases of securities available-for-sale	(495,390)	(2,244,375)
Proceeds from maturities of securities available-for-sale	174,375	2,037,182
(Purchase) redemption of restricted equity securities	(107,400)	100,000
Net decrease in federal funds sold	623,000	1,440,000
Net increase in loans	(16,295,545)	(2,053,806)
Proceeds from sale of other real estate owned	—	726,865
Purchase of premises and equipment	(85,097)	(53,408)

Net cash used in investing activities	(16,063,650)	(129,263)

FINANCING ACTIVITIES
Net increase in deposits	16,831,070	2,208,828
Net increase in other borrowings	—	774,912

Net cash provided by financing activities	16,831,070	2,983,740

Net increase in cash and due from banks	711,762	1,936,483
Cash and due from banks, beginning of period	4,281,050	4,170,144

Cash and due from banks, end of period	$4,992,812	$6,106,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during period for:

Interest	$1,135,358	$831,286

Income taxes	$171,400	$(11,595)

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$—	$—

Financed sale of other real estate owned	$—	$1,048,000

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

The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

At March 31, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$391,924	$165,970
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net income	$391,924	$165,970

Earnings per share:
Basic - as reported	$0.42	$0.18

Basic - pro forma	$0.42	$0.18

Diluted - as reported	$0.42	$0.18

Diluted - pro forma	$0.42	$0.18

NOTE 3. CURRENT ACCOUNTING DEVELOPMENTS

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.22% at March 31, 2005 as compared to 1.32% at December 31, 2004. See “Results of Operations for the Three Months Ended March 31, 2005 and 2004” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of March 31, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 16.38%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $62.3 million, or approximately 35% of total deposits, as of March 31, 2005. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.88%	8.66%	4.00%
Risk-based capital ratios:
Core capital	9.53	9.30	4.00
Total capital	10.95	10.45	8.00

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

March 31, 2005
Commitments to extend credit	$58,674,000
Letters of credit	503,000

$59,177,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$4,993	$4,281
Interest-bearing deposits in banks	741	864
Federal funds sold	16,529	17,152
Securities	21,465	21,348
Loans, net	164,748	148,503
Loans held for sale	443	—
Premises and equipment	3,274	3,254
Other assets	5,908	5,649

	$218,101	$201,051

Deposits	$175,200	$158,369
Other borrowings	26,962	26,962
Other liabilities	2,560	2,542
Stockholders’ equity	13,379	13,178

	$218,101	$201,051

Our assets increased by 8.48% during the first quarter of 2005. Gross loans outstanding increased approximately $16.7 million during the first quarter of 2005. Deposit growth of $16.6 million and a reduction of Federal funds sold of $623,000 were used primarily to fund loan growth. As part of our planned expansion into Newton County, Georgia, our assets have grown as we have increased our outstanding loans during the first three months of the year. We have funded the majority of this growth with brokered out of territory funds. However, our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $392,000, partially offset by increases on losses on securities available-for-sale, net of tax, of $191,000.

Results of Operations For The Three Months Ended March 31, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$3,230	$1,962
Interest expense	1,233	834

Net interest income	1,997	1,128
Provision for loan losses	50	—
Other income	198	226
Other expense	1,571	1,113

Pretax income	574	241
Income taxes	182	75

Net income	$392	$166

Our net interest income has increased by $869,000 in the first quarter of 2005 as compared to the same period in 2004. Our net interest margin was 4.17% in the first quarter of 2005 as compared to 3.30% for the first quarter of 2004 and 3.92% for the entire year of 2004. The increase in net interest income is due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds increased to 2.83% in the first quarter of 2005 as compared to 2.68% in the first quarter of 2004.

The provision for loan losses increased by $50,000 in the first quarter of 2005, when compared to the same period in 2004. This increase is due to loan growth as well as an increase in non-performing assets during the first quarter of 2005, when compared to the same period in 2004. The allowance for loan losses as a percentage of total loans was 1.22% at March 31, 2005 as compared to 1.32% at December 31, 2004. Net recoveries for the first quarter of 2005 were $5,000 as compared to $0 in 2004. As of March 31, 2005, we had nonperforming loans and assets of $2.4 million as compared to $341,000 at December 31, 2004. The increase in nonperforming loans and assets during the first quarter of 2005 is primarily attributed to several large real estate secured loans being placed on non-accrual status during the quarter. Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2005 and 2004 is as follows:

	March 31,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$2,034	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	67	0
Restructured loans	0	0
Potential problem loans	2,696	1,350
Interest income that would have been recorded on nonaccrual And restructured loans under original terms	36	0
Interest income that was recorded on nonaccrual and restructured loans	14	0

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

Information regarding certain loans and allowance for loan loss data through March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$157,080	$105,600

Balance of allowance for loan losses at beginning of period	$1,987	$2,046

Loans charged off
Commercial and financial	—	—
Real estate mortgage	—	—

Installment	—	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	5	—

	5	—

Net (charge-offs) recoveries	5	—

Additions to allowance charged to operating expense during period	50	—

Balance of allowance for loan losses at end of period	$2,042	$2,046

Ratio of net loans (charged off) recovered during the period to average loans outstanding	.00%	.00%

Other income has decreased in the first quarter of 2005 as compared to the same period in 2004 by $28,000 due primarily to a decrease in service charges on deposits of $19,000 and decreased gains on sales of other real estate owned of $9,000.

Other expenses increased in the first quarter of 2005 as compared to the same period in 2004 by $458,000 due to increased salaries and employee benefits of $318,000, occupancy and equipment expenses of $44,000, and other operating expenses of $95,000. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 52 at March 31, 2005 from 44 at March 31, 2004, primarily as a result of our planned expansion into the

Covington, Georgia, market. Occupancy and equipment expenses have also increased due to increases in expense equipment and occupancy expense attributed to our planned growth. Other operating expenses have increased due to on going growth.

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

We have provided for income taxes at an effective tax rate of 32% and 31% including state income taxes for the first quarters of 2005 and 2004.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 or, to the Company’s knowledge, In other factors that could significantly affect those internal controls subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no corrective actions with respect to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

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

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: May 10, 2005	BY:	/s/ John L. Coleman
John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: May 10, 2005	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)