Form 10QSB
period 2005-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2005-08-15
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2005: 932,193; $5 par value

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - June 30, 2005	3

	Consolidated Statements of Income and Comprehensive Income (Loss) - Three Months Ended June 30, 2005 and 2004 and Six Months Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 1 – Legal Proceedings	17

	Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	17

	Item 3 – Defaults Upon Senior Securities	17

	Item 4 – Submission of Matters to a Vote of Security Holders	17

	Item 5 – Other Information	17

	Item 6 – Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2005

(Unaudited)

Assets
Cash and due from banks	$6,514,220
Interest-bearing deposits in banks	969,241
Federal funds sold	23,305,000
Securities available-for-sale, at fair value	20,695,682
Restricted equity securities, at cost	1,595,650
Loans held for sale	672,330

Loans	186,936,873
Less allowance for loan losses	2,111,208

Loans, net	184,825,665

Premises and equipment	3,523,647
Other assets	5,948,065

Total assets	$248,049,500

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$17,580,341
Interest-bearing	185,354,901

Total deposits	202,935,242
Other borrowings	27,461,375
Other liabilities	3,322,224

Total liabilities	233,718,841

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 932,193 shares issued and outstanding	4,660,965
Capital surplus	5,141,854
Retained earnings	4,493,741
Accumulated other comprehensive income	34,098

Total stockholders’ equity	14,330,659

Total liabilities and stockholders’ equity	$248,049,500

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$3,766,429	$1,980,526	$6,716,705	$3,716,303
Taxable securities	178,223	158,101	340,544	313,381
Nontaxable securities	44,742	48,787	93,501	97,566
Deposits in banks	—	—	—	383
Federal funds sold	112,935	20,250	182,341	41,640

Total interest income	4,102,329	2,207,664	7,333,091	4,169,273

Interest expense
Deposits	1,230,759	587,086	2,165,146	1,143,937
Other borrowings	305,227	270,315	604,181	547,044

Total interest expense	1,535,986	857,401	2,769,327	1,690,981

Net interest income	2,566,343	1,350,263	4,563,764	2,478,292
Provision (credit) for loan losses	(228,453)	30,000	(178,453)	30,000

Net interest income after provision (credit) for loan losses	2,794,796	1,320,263	4,742,217	2,448,292

Other income
Service charges on deposit accounts	167,687	180,143	305,310	337,281
Gain on sale of securities	4,325	—	4,325	—
Other operating income	67,559	60,137	127,569	129,248

Total other income	239,571	240,280	437,204	466,529

Other expenses
Salaries and employee benefits	957,375	688,401	1,844,525	1,257,741
Occupancy and equipment expenses	181,522	123,053	346,819	243,757
Other operating expenses	750,486	508,700	1,268,969	931,864

Total other expenses	1,889,383	1,320,154	3,460,313	2,433,362

Net income before income taxes	1,144,984	240,389	1,719,108	481,459

Income tax expense	402,700	72,200	584,900	147,300

Net income	742,284	168,189	1,134,208	334,159

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	189,872	(330,025)	(622)	(240,001)

Realized gains on securities available-for-sale arising during period, net of tax	2,681	—	2,681	—

Comprehensive income (loss)	$934,837	$(161,836)	$1,136,267	$94,158

Basic earnings per share	$0.80	$0.18	$1.22	$0.36

Diluted earnings per share	$0.77	$0.18	$1.18	$0.36

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,134,208	$334,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,035	157,832
Net increase in loans held for sale	(672,330)	(127,205)
Provision (credit) for loan losses	(178,453)	30,000
Provision for other losses	87,379	—
Deferred compensation	68,353	89,862
(Gain) loss on sale of other real estate owned	13,702	(9,278)
Gain on sale of securities available-for-sale	(4,325)	—
Increase in interest receivable	(315,147)	(36,092)
Increase in interest payable	436,231	5,290
Net other operating activities	202,689	129,749

Net cash provided by operating activities	925,342	574,317

INVESTING ACTIVITIES
Net increase in interest-bearing deposits in banks	(105,506)	(1,013,767)
Purchases of securities available-for-sale	(2,975,826)	(4,474,932)
Proceeds from maturities of securities available-for-sale	820,049	3,350,601
Proceeds from sales of securities available-for-sale	1,391,344	—
(Purchase) redemption of restricted equity securities	(182,400)	100,000
Net increase in federal funds sold	(6,153,000)	(5,194,000)
Net increase in loans	(36,158,155)	(18,834,177)
Proceeds from sale of other real estate owned	—	726,865
Purchase of premises and equipment	(410,646)	(487,762)

Net cash used in investing activities	(43,774,140)	(25,827,172)

FINANCING ACTIVITIES
Net increase in deposits	44,565,863	27,743,862
Net increase (decrease) in other borrowings	499,781	(338,687)
Proceeds from exercise of stock options	16,324	11,802

Net cash provided by financing activities	45,081,968	27,416,977

Net increase in cash and due from banks	2,233,170	2,164,122

Cash and due from banks, beginning of period	4,281,050	4,170,144

Cash and due from banks, end of period	$6,514,220	$6,334,266

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during period for:

Interest	$2,333,096	$1,685,691

Income taxes	$567,400	$(51,294)

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$1,248,340	$—

Financed sale of other real estate owned	$1,234,638	$1,048,000

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

The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

At June 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,
	2005	2004
Net income, as reported	$742,284	$168,189
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards	61,750	0

Pro forma net income	$680,534	$168,189

Earnings per share:
Basic - as reported	$.80	$.18

Basic - pro forma	$.73	$.18

Diluted - as reported	$.77	$.18

Diluted - pro forma	$.71	$.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

	Six Months Ended June 30,
	2005	2004
Net income, as reported	$1,134,208	$334,159
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	61,750	0

Pro forma net income	$1,072,458	$334,159

Earnings per share:
Basic - as reported	$1.22	$.36

Basic - pro forma	$1.15	$.36

Diluted - as reported	$1.18	$.36

Diluted - pro forma	$1.11	$.36

NOTE 3. EARNINGS PER SHARE Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	932,117	930,895

Net income	$742,284	$168,189

Basic earnings per share	$.80	$.18

Diluted Earnings Per Share:
Weighted average common shares outstanding	932,117	930,895
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	32,750	3,139

Total weighted average common shares and common stock equivalents outstanding	964,867	934,034

Net income	$742,284	$168,189

Diluted earnings per share	$.77	$.18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE (Continued)

	Six Months Ended June 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	931,582	930,551

Net income	$1,134,208	$334,159

Basic earnings per share	$1.22	$.36

Diluted Earnings Per Share:
Weighted average common shares outstanding	931,582	930,551
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	32,886	2,702

Total weighted average common shares and common stock equivalents outstanding	964,468	933,253

Net income	$1,134,208	$334,159

Diluted earnings per share	$1.18	$.36

NOTE 4. CURRENT ACCOUNTING DEVELOPMENTS

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2005, as compared to 1.32% at December 31, 2004. See “Results of Operations for the Six Months Ended June 30, 2005 and 2004” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of June 30, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 19%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $85.3 million, or approximately 42% of total deposits, as of June 30, 2005. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.27%	8.45%	4.00%
Risk-based capital ratios:
Core capital	9.11	9.30	4.00
Total capital	10.34	10.41	8.00

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

June 30, 2005
Commitments to extend credit	$69,274,000
Letters of credit	232,000

$69,506,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Cash and due from banks	$6,514	$4,281
Interest-bearing deposits in banks	969	864
Federal funds sold	23,305	17,152
Securities	22,291	21,348
Loans, net	184,826	148,503
Loans held for sale	672	—
Premises and equipment	3,524	3,254
Other assets	5,948	5,649

	$248,049	$201,051

Deposits	$202,935	$158,369
Other borrowings	27,461	26,962
Other liabilities	3,322	2,542
Stockholders’ equity	14,331	13,178

	$248,049	$201,051

Our assets increased by 23% during the first six months of 2005. Gross loans outstanding increased approximately $36.4 million during the first six months of 2005. Deposit growth of $44.6 million was used primarily to fund loan growth with the remaining increase invested in federal funds sold and investment securities available-for-sale. As part of our planned expansion into Newton County, Georgia, our assets have grown as we have increased our outstanding loans during the first six months of the year. We have funded the majority of this growth with brokered out of territory funds. However, our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $1,134,000, an increase in the change in unrealized gains on securities available-for-sale, net of tax, of $2,000 and the exercise of stock options of $16,000.

Results of Operations For The Three Months Ended June 30, 2005 and 2004 and for the Six Months Ended June 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$4,102	$2,208
Interest expense	1,536	858

Net interest income	2,566	1,350
Provision (credit) for loan losses	(228)	30
Other income	240	240
Other expense	1,889	1,320

Pretax income	1,145	240
Income taxes	403	72

Net income	$742	$168

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$7,333	$4,169
Interest expense	2,769	1,691

Net interest income	4,564	2,478
Provision (credit) for loan losses	(178)	30
Other income	437	466
Other expense	3,460	2,433

Pretax income	1,719	481
Income taxes	585	147

Net income	$1,134	$334

Our net interest income has increased by $1,216,000 and $2,086,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin was 4.47% during the first six months of 2005 as compared to 3.53% for the first six months of 2004 and 3.92% for the entire year of 2004. The increase in net interest income is due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds has increased to 3.00% in the first six months of 2005 as compared to 2.66% in the first six months of 2004.

The provision for loan losses decreased by $258,000 and decreased by $208,000 in the second quarter and first six months of 2005, respectively, when compared to the same periods in 2004. Net recoveries for the first six months of 2005 were $302,000 as compared to $11,000 in 2004. The decrease in the provision for loan losses as well as the increase in net recoveries during the six months ended 2005, were due to a recovery on a previously charged-off loan partially off-set by a two loans charged-off during the second quarter of 2005. The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2005 as compared to 1.32% at December 31, 2004. As of June 30, 2005, we had nonperforming loans and assets of $341,000 as compared to $341,000 at December 31, 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2005 and 2004 is as follows:

	June 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$0	$1,547
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	3,226	1,198
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	63
Interest income that was recorded on nonaccrual and restructured loans	0	15

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

Information regarding certain loans and allowance for loan loss data through June 30, 2005 and 2004 is as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$167,298	$109,357

Balance of allowance for loan losses at beginning of period	$1,987	$2,046

Loans charged off
Commercial and financial	—	—
Real estate mortgage	(404)	—
Installment	(2)	—

	(406)	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	701	—
Installment	7	11

	708	11

Net recoveries	302	11

Additions to (subtractions from) allowance charged (credited) to operating expense during period	(178)	30

Balance of allowance for loan losses at end of period	$2,111	$2,087

Ratio of net loans recovered during the period to average loans outstanding	(.18)%	(.01)%

Other income was at the same level for the second quarter of 2005 as compared to the same period in 2004 and decreased by $29,000 for the first six months of 2005, as compared to the same period in 2004. The decrease in the first six months is due primarily to a decrease in service charges on deposits of $32,000.

Other expenses have increased by $569,000 and $1,027,000 for the second quarter and first six months of 2005, respectively, as compared to the same periods in 2004. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 59 at June 30, 2005 from 44 at June 30, 2004, primarily as a result of our planned expansion into the Covington, Georgia, market. Occupancy and equipment expenses have also increased due to increases in expenses attributed to our planned growth. Other operating expenses have increased due to continued growth and geographic expansion.

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

We have provided for income taxes at an effective rate of 34% and 31% including state income taxes for the first six months of 2005 and 2004, respectively. The increase in the rate is due to decreased non-taxable income as a percentage of pre-tax income.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on July 7, 2005.

(b)	The following directors were selected at the meeting to serve terms for the upcoming year:

Charles W. Carter	Joey McClelland
John L. Coleman	Alexander Pollack
Alfred D. Fears, Jr.	James H. Warren
William B. Jones	George L. Weaver
Harry Lewis

The shares represented at the meeting (562,132 or 63.30%) voted as follows:

Item (b) # of Shares
For	560,727
Against	—
Abstained	1,405

Total	562,132

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports of Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: August 13, 2005	BY:	/s/ John L. Coleman
John L. Coleman, President and C.E.O.
(Principal Executive Officer)

DATE: August 13, 2005	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)