Form 10QSB
period 2005-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2005-11-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 10, 2005: 953,392 $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - September 30, 2005	3

	Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2005 and 2004 and Nine Months Ended September 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 1 – Legal Proceedings	17

	Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	17

	Item 3 – Defaults Upon Senior Securities	17

	Item 4 – Submission of Matters to a Vote of Security Holders	17

	Item 5 – Other Information	17

	Item 6 – Exhibits	17

	Signatures	18

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2005

(Unaudited)

Assets

Cash and due from banks	$9,387,461
Interest-bearing deposits in banks	937,747
Federal funds sold	24,448,000
Securities available-for-sale, at fair value	20,307,822
Restricted equity securities, at cost	1,595,650
Loans held for sale	543,035

Loans	195,777,448
Less allowance for loan losses	2,267,104

Loans, net	193,510,344

Premises and equipment	3,591,600
Other assets	5,605,425

Total assets	$259,927,084

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$22,463,321
Interest-bearing	190,220,931

Total deposits	212,684,252
Other borrowings	28,461,375
Other liabilities	3,784,250

Total liabilities	244,929,877

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 948,192 shares issued and outstanding	4,740,960
Capital surplus	5,263,447
Retained earnings	5,110,344
Accumulated other comprehensive loss	(117,544)

Total stockholders’ equity	14,997,207

Total liabilities and stockholders’ equity	$259,927,084

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income
Loans	$4,034,738	$2,340,849	$10,751,443	$6,057,152
Taxable securities	189,286	168,994	529,830	482,375
Nontaxable securities	40,347	48,769	133,848	146,335
Deposits in banks	—	—	—	383
Federal funds sold	151,227	46,796	333,568	88,436

Total interest income	4,415,598	2,605,408	11,748,689	6,774,681

Interest expense
Deposits	1,481,124	721,289	3,646,270	1,865,226
Other borrowings	323,740	283,745	927,921	830,789

Total interest expense	1,804,864	1,005,034	4,574,191	2,696,015

Net interest income	2,610,734	1,600,374	7,174,498	4,078,666
Provision (credit) for loan losses	147,149	80,000	(31,304)	110,000

Net interest income after provision (credit) for loan losses	2,463,585	1,520,374	7,205,802	3,968,666

Other income
Service charges on deposit accounts	200,567	179,286	505,877	516,567
Gain on sale of securities	—	41,164	4,325	50,442
Other operating income	55,812	93,723	183,381	213,693

Total other income	256,379	314,173	693,583	780,702

Other expenses
Salaries and employee benefits	1,003,182	697,896	2,847,707	1,955,637
Occupancy and equipment expenses	186,156	146,020	532,975	389,777
Other operating expenses	591,198	491,123	1,860,167	1,422,987

Total other expenses	1,780,536	1,335,039	5,240,849	3,768,401

Net income before income taxes	939,428	499,508	2,658,536	980,967

Income tax expense	322,825	136,100	907,725	283,400

Net income	616,603	363,408	1,750,811	697,567

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(154,323)	230,850	(152,264)	(9,151)

Realized gains on securities available-for-sale arising during period, net of tax	2,681	—	2,681	—

Comprehensive income	$464,961	$594,258	$1,601,228	$688,416

Basic earnings per share	$0.66	$0.39	$1.88	$0.75

Diluted earnings per share	$0.64	$0.39	$1.81	$0.75

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net income	$1,750,811	$697,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246,543	227,577
Net increase in loans held for sale	(543,035)	(1,067,384)
Provision (credit) for loan losses	(31,304)	110,000
Provision for other losses	40,511	—
Deferred compensation	103,559	134,793
(Gain) loss on sale of other real estate owned	22,403	(50,442)
Gain on sale of securities available-for-sale	(4,325)	—
Increase in interest receivable	(419,681)	(171,410)
Increase in interest payable	738,862	61,557
Net other operating activities	746,679	261,415

Net cash provided by operating activities	2,651,023	203,673

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(74,012)	332,640
Purchases of securities available-for-sale	(2,975,826)	(4,474,932)
Proceeds from maturities of securities available-for-sale	961,019	3,733,880
Proceeds from sales of securities available-for-sale	1,391,344	—
(Purchase) redemption of restricted equity securities	(182,400)	70,000
Net (increase) decrease in federal funds sold	(7,296,000)	2,668,000
Net increase in loans	(44,989,983)	(34,691,686)
Proceeds from sale of other real estate owned	157,500	726,865
Purchase of premises and equipment	(568,819)	(588,812)

Net cash used in investing activities	(53,577,177)	(32,224,045)

FINANCING ACTIVITIES
Net increase in deposits	54,314,873	36,065,571
Net increase (decrease) in other borrowings	1,499,781	(337,259)
Proceeds from exercise of stock options	217,911	11,802

Net cash provided by financing activities	56,032,565	35,740,114

Net increase in cash and due from banks	5,106,411	3,719,742

Cash and due from banks, beginning of period	4,281,050	4,170,144

Cash and due from banks, end of period	$9,387,461	$7,889,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$3,835,329	$2,634,458

Income taxes	$968,400	$72,206

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$1,248,340	$1,988,701

Financed sale of other real estate owned	$1,234,638	$1,595,780

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

The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

At September 30, 2005, the Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,
	2005	2004
Net income, as reported	$616,603	$363,408
Deduct: Total stock-based employee compensation
Expense determined under fair value based method for all awards	41,744	2,333
Pro forma net income	$574,859	$361,075
Earnings per share:
Basic - as reported	$.66	$.39
Basic – pro forma	$.62	$.39
Diluted - as reported	$.64	$.39
Diluted - pro forma	$.60	$.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.	STOCK COMPENSATION PLAN (Continued)

	Nine Months Ended September 30,
	2005	2004
Net income, as reported	$1,750,811	$697,567
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	103,494	2,333
Pro forma net income	$1,647,317	$695,234
Earnings per share:
Basic – as reported	$1.88	$0.75
Basic – pro forma	$1.77	$0.75
Diluted - as reported	$1.81	$0.75
Diluted - pro forma	$1.71	$0.75

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	933,063	931,041

Net income	$616,603	$363,408

Basic earnings per share	$.66	$.39

Diluted Earnings Per Share:
Weighted average common shares outstanding	933,063	931,041
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	25,986	309
Total weighted average common shares and common stock equivalents outstanding	959,049	931,350

Net income	$616,603	$363,408

Diluted earnings per share	$.64	$.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS PER SHARE (Continued)

	Nine Months Ended September 30,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	932,081	930,716

Net income	$1,750,811	$697,567

Basic earnings per share	$1.88	$.75

Diluted Earnings Per Share:
Weighted average common shares outstanding	932,081	930,716
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	32,735	309

Total weighted average common shares and common stock equivalents outstanding	964,816	931,025

Net income	$1,750,811	$697,567

Diluted earnings per share	$1.81	$0.75

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.16% at September 30, 2005, as compared to 1.32% at December 31, 2004. See “Results of Operations for the Nine Months Ended September 30, 2005 and 2004” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of September 30, 2005, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. Our liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 19%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $ 93.9 million as of September 30, 2005. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2005, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.19%	8.40%	4.00%
Risk-based capital ratios:
Core capital	9.29	9.53	4.00
Total capital	10.41	10.65	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30,
2005
Commitments to extend credit	$68,378,000
Letters of credit	389,000

$68,767,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$9,387	$4,281
Interest-bearing deposits in banks	938	864
Federal funds sold	24,448	17,152
Securities	21,904	21,348
Loans, net	193,510	148,503
Loans held for sale	543	—
Premises and equipment	3,592	3,254
Other assets	5,605	5,649

	$259,927	$201,051

Deposits	$212,684	$158,369
Other borrowings	28,461	26,962
Other liabilities	3,785	2,542
Stockholders’ equity	14,997	13,178

	$259,927	$201,051

Our assets increased by 29% during the first nine months of 2005. Gross loans outstanding increased approximately $45.3 million during the first nine months of 2005. Deposit growth of $54.3 million was used primarily to fund loan growth with the remaining increase invested in federal funds sold. As part of our planned expansion into Newton County, Georgia, our assets have grown as we have increased our outstanding loans during the first nine months of the year. We have funded the majority of this growth with brokered out of territory funds. However, our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $1,750,811, the exercise of stock options of $217,911 and decreased by the change in unrealized gains on securities available-for-sale, net of tax, of $149,583.

Results of Operations For The Three Months Ended September 30, 2005 and 2004 and for the Nine Months Ended September 30, 2005 and 2004

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$4,416	$2,605
Interest expense	1,805	1,005

Net interest income	2,611	1,600
Provision for loan losses	147	80
Other income	256	314
Other expense	1,781	1,335

Pretax income	939	499
Income taxes	322	136

Net income	$617	$363

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Interest income	$11,748	$6,775
Interest expense	4,574	2,696

Net interest income	7,174	4,079
Provision (credit) for loan losses	(31)	110
Other income	694	781
Other expense	5,241	3,769

Pretax income	2,658	981
Income taxes	907	283

Net income	$1,751	$698

Our net interest income has increased by $1,011,000 and $3,095,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Our net interest margin was 4.49% during the first nine months of 2005 as compared to 3.65% for the first nine months of 2004 and 3.92% for the entire year of 2004. The increase in net interest income is due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds increased to 3.14% in the first nine months of 2005 as compared to 2.67% in the first nine months of 2004.

The provision for loan losses increased by $67,000 and decreased by $141,000 in the third quarter and first nine months of 2005, respectively, when compared to the same periods in 2004. Net recoveries for the first nine months of 2005 were $311,000 as compared to net charge offs of $84,000 in 2004. The decrease in the provision for loan losses as well as the increase in net recoveries during the nine months ended 2005, were due to a recovery on a previously charged-off loan partially off-set by two loans charged-off during the second quarter of 2005. The allowance for loan losses as a percentage of total loans was 1.16% at September 30, 2005 as compared to 1.32% at December 31, 2004. As of September 30, 2005, we had nonperforming loans and assets of $354,000 as compared to $341,000 at December 31, 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2005 and 2004 is as follows:

	September 30,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$179	$220
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Potential problem loans	2,937	4,283
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	14	13
Interest income that was recorded on nonaccrual and restructured loans	14	12

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

Information regarding certain loans and allowance for loan loss data through September 30, 2005 and 2004 is as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$176,057	$116,216

Balance of allowance for loan losses at beginning of period	$1,987	$2,046

Loans charged off
Commercial and financial	—	—
Real estate mortgage	(404)	(98)
Consumer	(2)	—

	(406)	(98)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	707	—
Consumer	10	14

	717	14

Net (charge-offs) recoveries	311	(84)

Additions to (subtractions from) allowance charged (credited) to operating expense during period	(31)	110

Balance of allowance for loan losses at end of period	$2,267	$2,072

Ratio of net loans charged off (recovered) during the period to average loans outstanding	(.18)%	.07%

Other income decreased by $58,000 and $87,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. The decrease in the first nine months is due primarily to an increase in ATM fees of $10,000, offset by a decrease in net gains on sales of other real estate owned of $46,000, a decrease in other real estate income of $31,000 and a decrease in cash surrender value income of $15,000. For the third quarter of 2005, the decrease in other income was due primarily to the decrease in gains on the sale of other real estate owned of $41,000, the decrease in other real estate income of $40,000 partially offset by an increase in service charges of $20,000.

Other expenses have increased by $446,000 and $1,472,000 for the third quarter and first nine months of 2005, respectively, as compared to the same periods in 2004. Increased salaries and employee benefits and increased other operating expenses accounted for the majority of the increases. Salaries and employee benefits have increased due to an increase in the number of full time equivalent employees to 61 at September 30, 2005 from 46 at September 30, 2004, primarily as a result of our planned expansion into the Covington, Georgia, market. Occupancy and equipment expenses have also increased due to increases in the expenses attributed to our planned growth. Other operating expenses have increased due to continued growth and geographic expansion.

We have provided for income taxes at an effective rate of 34% and 29% including state income taxes for the first nine months of 2005 and 2004, respectively.

In, 2004, the Company sold a parcel of other real estate owned that had federal tax liens of $336,044 attached. As a condition of the sale, the Company held $504,066 in escrow, included in other assets in the consolidated balance sheet. The federal tax liens were satisfactorily resolved and the funds held in escrow were released on August 15, 2005.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. In connection with the new rules, we are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that our systems evolve with our business.

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
Harry Lewis

The shares represented at the meeting (562,132 or 60.38%) voted as follows:

Item (b)
#of
Shares
For	560,727
Against	—
Abstained	1,405

562,132

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: November 14, 2005	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O.
(Principal Executive Officer)

DATE: November 14, 2005	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)