Form 10KSB
period 2005-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2006-03-31
CIK 1024132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

(Issuer’s Telephone Number, Including Area Code) (770) 504-1090

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $5.00 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer : (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year $17,199,115.

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at December 31, 2005 was $13,997,048 based on recent private sales known to the registrant at a price of $26.00 per share. There is no established trading market for the registrant’s stock.

CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 954,907 shares of Common Stock at March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Employees

As of March 20, 2006, the Bank had 54 full-time employees and 10 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

Since the Bank is a commercial bank chartered under the laws of the State of Georgia and is a Federal Reserve member, it is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve Bank of Atlanta and the Georgia Department of Banking and Finance. The Federal Reserve Bank of Atlanta and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, the Bank qualified for the well capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemember Civil Relief Act which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, the Bank’s ratio of total capital to risk-weighted assets was 11.28% and our ratio of Tier 1 Capital to risk-weighted assets was 10.12%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 8.34%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Anti-Terrorism Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”) of 2001 as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to the “know your customer” rules contained in Section 326 of the USA PATRIOT Act and has otherwise implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

•	Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

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

Risk Factors

An investment in our common stock involves risks. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and shareholders may lose all or part of their investment. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, our interest rate spreads have generally widened due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will widen even further. If spreads were to narrow, this could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the growth of the bank over the past several years, a portion of the loans in our loan portfolio and our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process we refer to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer loan portfolio. Because a portion of our loan portfolio is relatively new, the future level of delinquencies and defaults may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 43.62% of our fully diluted outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Our ability to pay dividends is limited and we may be unable to pay future dividends. As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant. The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose. As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. Further, our principal source of funds to pay dividends is cash dividends that we receive from the bank.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

With most of our loans concentrated in Butts County and contiguous counties, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 91% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

•	we may introduce new products and services with which we have no prior experience into our business.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). As a Federal Reserve member, our subsidiary bank is also primarily regulated by the Federal Reserve Board, along with the Georgia Department of Banking and Finance. Our compliance with Federal Reserve Board and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. As a result, we may experience greater compliance costs.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

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

The Company also owns a building located on property immediately adjacent to the main office. This building is used for additional office space. The Company also owns a tract of land located at 170 Martin Luther King Jr. Boulevard, Monroe, Georgia. This property is being held for future expansion. The Bank also leases a branch located in the Ingles Supermarket located at 4908 Bill Gardner Parkway, Locust Grove, Georgia. The lease expires in December 2007. The Bank leases space to house its loan production office located at 3155 Mill Street, Covington, Georgia. This lease expires in February 2007.

In management’s opinion, real and personal property of the Company and the Bank are adequately covered by insurance and are adequate for the operation of the Bank’s business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Company’s common stock. The range of high and low trading prices for the Company’s stock was $24.00 to $26.00 per share during the 12 months ending December 31, 2005, and $18.50 to $25.00 per share during the 12 months ending December 31, 2004. As of December 31, 2005, the Company had 981 shareholders of record, and 991,907 shares of its common stock outstanding, of which 37,665 shares were subject to outstanding options or warrants to purchase or convert into common stock.

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

During 2005, the Company has not issued any unregistered shares and has not repurchased any shares of its common stock.

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

The following discussion describes our results of operations for 2005 as compared to 2004 and also analyzes our financial condition as of December 31, 2005 as compared to December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2005 and 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Overview

Net earnings were $2,581,000 in 2005, an increase from the $1,250,000 earned in 2004. Earnings increased in 2005 due to an increase in earning assets, as well as a reduction in the provision for loans as compared to 2004. Basic earnings per share were $2.76 in 2005 compared to $1.34 per share in 2004. Fully diluted earnings per share were $2.71 in 2005 compared to $1.34 per share in 2004.

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.19% at December 31, 2005 as compared to 1.32% at December 31, 2004. See “Results of Operations for the Years ended December 31, 2005 and 2004” for more information about the effect of the allowance and provision for loan losses.

Financial Condition at December 31, 2005 and 2004

The following is a summary of our balance sheets for the years indicated:

	December 31,
	2005	2004
	(Dollars in Thousands)
Cash and due from banks	$7,203	$4,281
Interest-bearing deposits in banks	1,445	864
Federal funds sold	19,254	17,152
Securities	21,726	21,348
Loans, net	191,875	148,503
Premises and equipment	3,759	3,254
Other assets	5,989	5,649

	$251,251	$201,051

Total deposits	$202,489	$158,369
Other borrowings	28,469	26,962
Other liabilities	4,473	2,542
Stockholders’ equity	15,820	13,178

	$251,251	$201,051

Financial Condition at December 31, 2005 and 2004

As of December 31, 2005, we had total assets of $251.2 million, an increase of 24.97% over total assets as of December 31, 2004. Total interest-earning assets were $236.6 million at December 31, 2005 or 94% of total assets as compared to 94% of total assets December 31, 2004. Our primary interest-earning assets at December 31, 2005 were loans, which made up 82% of total interest-earning assets as compared to 79% at December 31, 2004. Our loans to available funds ratio was 84% at December 31, 2005 as compared to 81% at December 31, 2004.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed, municipal, and restricted equity securities, amounted to $21.7 million at December 31, 2005. Net unrealized losses on securities amounted to $324,000 at December 31, 2005 as compared to net unrealized gains of $52,000 at December 31, 2004. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 90.99% of our loan portfolio collateralized by real estate primarily located in our market area of Butts County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (8.64%), construction loans to build one to four-family residential properties (54.46%), and nonresidential properties consisting primarily of small business commercial properties (36.90%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows:

One to four-family residential properties	90%
Construction loans on one to four-family residential properties	90%
Nonresidential property	85%

The remaining 9.01% of our loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We have continued with the use of brokered deposits as a funding source. Brokered deposits totaled $97.6 million as of December 31, 2005 compared to $45.6 million as of December 31, 2004. These deposits are readily obtainable at rates not significantly different from rates we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 16.58% at December 31, 2005 was considered satisfactory.

At December 31, 2005, we had loan commitments outstanding of $50.4 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2005, we had arrangements with various commercial banks for short-term advances of $11.5 million.

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our stockholders’ equity increased due to net income in 2005 of $2,581,000. Our stockholders’ equity also decreased due to a decrease in the fair value of securities available-for-sale, net of tax, in the amount of $234,000 and increased due to the exercise of stock options in the amount of $295,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to First Georgia Community Corp. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could declare $1,459,000 in dividends payable to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for First Georgia Community Corp. and the Bank as of December 31, 2005 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	8.34%	8.56%	5%
Risk-based capital ratios:
Core capital	9.86%	10.12%	6%
Total capital	11.02%	11.28%	10%

At December 31, 2005, we had no material commitments for capital expenditures.

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

Results of Operations For The Years Ended December 31, 2005 and 2004

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Interest income	$16,306	$9,941
Interest expense	6,600	3,812

Net interest income	9,706	6,129
Provision (credit) for loan losses	(1)	58
Other income	893	1,092
Other expenses	6,672	5,419

Pretax income	3,928	1,744
Income taxes	1,347	494

Net income	$2,581	$1,250

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

Our net yield on average interest-earning assets was 4.43% in 2005 as compared to 3.92% in 2004. Average loans increased by $56.3 million with average securities and Federal funds decreasing by $6.2 million, accounting for the majority of the $62.6 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $58.4 million with average interest-bearing demand and time deposits accounting for $58.0 million of the increase. The rate earned on average interest-earning assets increased to 7.45% in 2005 from 6.36% in 2004. The rate paid on average interest-bearing liabilities increased to 3.31% in 2005 from 2.70% in 2004. The increase in net yield is due to an increased yield in our loan portfolio which out-paced the increase in rate paid on interest-bearing liabilities. As we expect prime rate to increase in the coming year, both our rate earned on earning assets as well as our rate paid on interest-bearing liabilities should increase.

Provision for Loan Losses

The credit for loan losses was $1,000 in 2005 as compared to a provision of $58,000 in 2004. The provision reduction was the result of a substantial recovery on a loan previously charged-off in 2002. Net recoveries for 2005 were $319,000 as compared to net charge offs of $117,000 in 2004. As of December 31, 2005, we had nonperforming loans and assets of $336,000 as compared to $341,000 at December 31, 2004. Management continues to review internally and with external assistance, our loan processing system and makes appropriate changes to further strengthen and preserve the integrity of that system. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. See “Critical Accounting Policies” for a description of our evaluation process for the portfolio and allowance for loan losses.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $893,000 in 2005 as compared to $1,092,000 in 2004, a decrease of $199,000. The decrease is due primarily to a $65,000 decrease in service charges on deposit accounts, a decrease in gains on sales of securities of $29,000 and a decrease in gains of sale of other real estate and other real estate income totaling $101,000.

Other Expenses

Other expenses were $6,672,000 in 2005 as compared to $5,419,000 in 2004, an increase of $1,253,000. Salaries and employee benefits increased by $678,000 due to an increase in staff as a result of our planned expansion into the Covington, Georgia, market. Equipment and occupancy expenses increased by $213,000 due primarily to increased equipment depreciation, rent expense, and maintenance costs attributed to our planned growth. Data processing and data line expenses increased by $105,000 due to a core processing software conversion as well as the overall growth of the bank. Other expenses increased by $362,000 due to expenses associated with the growth of the bank.

Income Tax

Income tax expense in 2005 was $1,347,000 or 34% of pretax income as compared to $494,000 or 28% in 2004. The increase in the effective tax rate was due primarily to increased pretax income.

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

At December 31, 2005, our cumulative one-year interest rate-sensitivity gap ratio was 97%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-bearing liabilities will reprice during this period at a rate faster than our interest-earning assets. In a rising interest rate environment, this should result in a decrease in net interest income as a higher percentage of interest-bearing liabilities reprice than interest-earning assets. Because gap analysis shows only the dollar volume of assets and liabilities that will mature or reprice, we also use simulation modeling to measure the actual effects of the repricing will have on our net interest margin, net income and economic value of equity. Our typical simulation modeling will involve a 12-month projection with a level, 200 basis point rising and 200 basis point falling rate scenario.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$1,445	$—	$—	$—	$1,445
Federal funds sold	19,254	—	—	—	19,254
Securities	495	492	11,167	9,572	21,726
Loans	58,474	86,385	44,781	4,540	194,180

	79,668	86,877	55,948	14,112	236,605

Interest-bearing liabilities:
Interest-bearing demand deposits	30,589	—	—	—	30,589
Savings	2,031	—	—	—	2,031
Certificates of deposit	56,363	76,326	19,537	—	152,226
Other borrowings	4,014	1,500	9,300	13,655	28,469

	92,997	77,826	28,837	13,655	213,315

Interest rate sensitivity gap	$(13,329)	$9,051	$27,111	$457

Cumulative interest rate sensitivity gap	$(13,329)	$(4,278)	$22,833	$23,290

Interest rate sensitivity gap ratio	.86	1.12	1.94	1.03

Cumulative interest rate sensitivity gap ratio	.86	.97	1.11	1.11

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to:

•	Distribution of our assets, liabilities and stockholders’ equity, and the interest rates we experience;

•	Our investment portfolio;

•	Our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans;

•	Summary of our loan loss experience and allowance for loan losses;

•	Types of deposits; and

•	Return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
ASSETS

Cash and due from banks	$5,245	$4,118
Interest-bearing deposits in banks	1,004	893
Taxable securities	17,375	15,828
Tax exempt securities	4,509	5,068
Securities valuation account	(119)	140
Federal funds sold	15,519	10,311
Loans (2)	180,570	124,313
Allowance for loan losses	(2,180)	(2,076)
Other assets	11,092	8,752

	$233,015	$167,347

Total interest-earning assets	$218,977	$156,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$15,708	$11,942
Interest-bearing demand	33,279	33,385
Savings	2,118	2,073
Time	136,697	78,573

Total deposits	187,802	125,973

Other borrowings	27,581	27,203
Other liabilities	3,258	1,796

Total liabilities	218,641	154,972
Stockholders’ equity	14,374	12,375

	$233,015	$167,347

Total interest-bearing liabilities	$199,675	$141,234

(1)	For each category, average balances were determined using the daily average balances during the year.
(2)	Nonaccrual loans included in average loans for 2005 and 2004 were $420,000 and $481,000, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2005		2004
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)	$14,905	8.25%	$8,967	7.21%
Interest on deposits in banks	1.10		1.11
Interest on taxable securities	717	4.13	644	4.07
Interest on tax exempt securities	174	3.86	195	3.85
Interest on federal funds sold	509	3.28	134	1.30

Total interest income	16,306	7.45	9,941	6.36

INTEREST EXPENSE:
Interest on interest-bearing demand deposits	628	1.89	453	1.36
Interest on savings deposits	12.57		12.58
Interest on time deposits	4,653	3.40	2,225	2.83
Interest on other borrowings	1,307	4.74	1,122	4.12

Total interest expense	6,600	3.31	3,812	2.70

NET INTEREST INCOME	9,706		$6,129

Net interest spread		4.14%		3.66%

Net yield on average interest-earning assets		4.43%		3.92%

(1)	Interest and fees on loans includes $1,353,000 and $944,000 of loan fee income for the years ended December 31, 2005 and 2004, respectively. Interest income recognized on nonaccrual loans during 2005 and 2004 was $10,000 and $73,000, respectively.

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

	Years Ended December 31, 2005 vs. 2004 Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,436	$4,502	$5,938
Interest on deposits in banks	—	—	—
Interest on taxable securities	9	64	73
Interest on tax exempt securities	1	(22)	(21)
Interest on federal funds sold	282	93	375

Total interest income	1,728	4,637	6,365

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	176	(1)	175
Interest on savings deposits	—	—	—
Interest on time deposits	521	1,907	2,428
Interest on other borrowings	169	16	185

Total interest expense	866	1,922	2,788

Net interest income	$862	$2,715	$3,577

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
U.S. Government agencies	$12,959	$11,225
Mortgage-backed securities	2,438	3,028
Municipal securities	4,689	5,683
Restricted equity securities	1,640	1,413

	$21,726	$21,349

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	$492	2.75%	$9,024	3.62%	$3,443	4.67%
Mortgage-backed securities	—	—	1,078	4.13%	515	4.50%
Municipals	—	—	491	2.59%	2,406	4.28%

	$492	2.75%	$10,593	3.62%	$6,364	4.51%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies	$—	—	$12,959	3.87%
Mortgage-backed securities	845	4.50	2,438	4.34
Municipals	1,792	4.61	4,689	4.23

	$2,637	4.57%	$20,086	4.01%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2005	2004
	(Dollars in Thousands)
Commercial	$14,792	$11,092
Real estate-construction	96,376	56,353
Real estate-mortgage	80,595	81,176
Consumer installment loans and other	2,729	2,340

	194,492	150,961
Deferred loan fees	(312)	(471)
Less allowance for loan losses	(2,305)	(1,987)

Net loans	$191,875	$148,503

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$9,449
After one through five years	4,023
After five years	1,320

14,792

Construction
One year or less	$95,396
After one through five years	687
After five years	293

96,376

Other
One year or less	$40,326
After one through five years	40,071
After five years	2,927

83,324

$194,492

The following table summarizes loans at December 31, 2005 with due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$21,859
Floating or adjustable interest rates	27,462

$49,321

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Nonaccrual loans	$179	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	27	0
Restructured loans	0	0
Potential problem loans	498	1,231
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	18	0
Interest income that was recorded on nonaccrual and restructured loans	10	73

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

	Years Ended December 31,
	2005	2004
	(Dollars in Thousands)
Average amount of loans outstanding	$180,570	$124,313

Balance of allowance for loan losses at beginning of year	$1,987	$2,046

Loans charged off
Commercial	—	—
Real estate mortgage	(405)	(98)
Installment	(3)	(34)

	(408)	(132)

Loans recovered
Commercial	—	—
Real estate mortgage	714	—
Installment	13	15

	727	15

Net (charge-offs) recoveries	319	(117)

Additions to (deletions from) allowance charged to operating expense during year	(1)	58

Balance of allowance for loan losses at end of year	$2,305	$1,987

Ratio of net loans (charged off) recovered during the year to average loans outstanding	.18%	(.09)%

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

As of December 31, 2005 and 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on management’s best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2005 Percent of loans in each category		December 31, 2004 Percent of loans in each category
	Amount	to total loans	Amount	to total loans
	(Dollars in Thousands)
Commercial	$207	9%	$500	7%
Real estate - construction	932	40	268	37
Real estate – mortgage	1,128	49	1,019	54
Consumer installment loans and other	38	2	200	2

	$2,305	100%	$1,987	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented below. (1)

	Years Ended December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$15,708	—%	$11,942	—%
Interest-bearing demand deposits	33,279	1.89	33,385	1.36
Savings deposits	2,118.57		2,073.58
Time deposits	136,697	3.40	78,573	2.83

	$187,802		$125,973

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$48,060
Over three months through six months	27,527
Over six through twelve months	29,732
Over twelve months	12,587

Total	$117,906

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2005	2004
Return on assets (1)	1.11%	0.75%
Return on equity (2)	17.96	10.10
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	6.17	7.39

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors’ report thereon for year ended December 31, 2005 and attached hereto beginning at page F-1.

The following financial statements are attached on page F-1 of this Report:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, and as of the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2005, there were no changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 under the headings “Identification of Directors and Executive Officers,” “Non-Director Executive Officers of the Bank” and “Filings Under Section 16(a)” and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The other information required by this item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 under the heading “Stock Ownership of Directors Nominees and Director Nominees and Officers as a Group” and “Stock Ownership of Certain Beneficial Owners” and is incorporated herein by reference.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2005.

Equity Compensation Plan Table

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	37,665	$13.34	366,551
Equity compensation plans not approved by security holders	0	0	0

Total	37,665	$13.34	366,551

It is the current opinion of the Board of Directors that 7,999 options may have been inappropriately exercised during 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 under the headings “Transactions with Management” and is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

10.1*	First Georgia Community Corp. 2001 Stock Incentive Plan (2)

10.2*	Form of Director Deferred Fee Agreement dated January 7, 2002, as amended as of March 11, 2002 (3)

21.1	Subsidiaries of the Company. The sole subsidiary of the Company is First Georgia Community Bank, Jackson, Georgia, which is wholly-owned by the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18.S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or agreement.
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form SB-2 (Regis. No. 333-13583).
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-24153).
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 0-24153).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2006 under the heading “Audit and Other Fees Paid to Independent Accountants” and is incorporated herein by reference.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Georgia Community Corp. and Subsidiary

Jackson, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 17, 2006

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
Assets
Cash and due from banks	$7,202,634	$4,281,050
Interest-bearing deposits in banks	1,445,571	863,735
Federal funds sold	19,254,000	17,152,000
Securities available for sale	20,085,606	19,935,407
Restricted equity securities, at cost	1,640,650	1,413,250

Loans	194,179,658	150,489,676
Less allowance for loan losses	2,304,785	1,986,917

Loans, net	191,874,873	148,502,759

Premises and equipment	3,758,820	3,254,452
Other assets	5,989,331	5,648,822

Total assets	$251,251,485	$201,051,475

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing	$17,644,213	$11,721,867
Interest-bearing	184,845,178	146,647,512

Total deposits	202,489,391	158,369,379
Other borrowings	28,468,467	26,961,594
Other liabilities	4,473,242	2,542,434

Total liabilities	235,431,100	187,873,407

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 954,242 and 931,041 issued and outstanding, respectively	4,771,210	4,655,205
Surplus	5,310,717	5,131,291
Retained earnings	5,940,209	3,359,533
Accumulated other comprehensive income (loss)	(201,751)	32,039

Total stockholders’ equity	15,820,385	13,178,068

Total liabilities and stockholders’ equity	$251,251,485	$201,051,475

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Interest income:
Loans, including fees	$14,905,464	$8,967,455
Taxable securities	717,051	643,937
Nontaxable securities	174,203	195,113
Deposits in banks	48	383
Federal funds sold	508,848	134,063

Total interest income	16,305,614	9,940,951

Interest expense:
Deposits	5,292,624	2,690,423
Other borrowings	1,307,515	1,121,995

Total interest expense	6,600,139	3,812,418

Net interest income	9,705,475	6,128,533
Provision (credit) for loan losses	(1,304)	57,926

Net interest income after provision (credit) for loan losses	9,706,779	6,070,607

Other income:
Service charges on deposit accounts	749,046	684,350
Gain on sale of securities available for sale	4,325	33,032
Other operating income	140,130	375,076

Total other income	893,501	1,092,458

Other expenses:
Salaries and employee benefits	3,440,017	2,761,694
Equipment and occupancy expenses	769,825	556,674
Other operating expenses	2,462,737	2,101,042

Total other expenses	6,672,579	5,419,410

Income before income taxes	3,927,701	1,743,655

Income tax expense	1,347,025	494,022

Net income	$2,580,676	$1,249,633

Basic earnings per share	$2.76	$1.34

Diluted earnings per share	$2.71	$1.34

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Net income	$2,580,676	$1,249,633

Other comprehensive loss:
Unrealized holding losses on securities available for sale arising during period, net of benefit of $140,341 and $63,791, respectively	(231,109)	(104,080)

Reclassification adjustment for gains realized in net income, net of tax of $1,644 and $12,552, respectively	(2,681)	(20,480)

Other comprehensive loss	(233,790)	(124,560)

Comprehensive income	$2,346,886	$1,125,073

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005 AND 2004

			Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
Balance, December 31, 2003	930,208	$4,651,040	$5,123,654	$2,109,900	$156,599	$12,041,193
Net income	—	—	—	1,249,633	—	1,249,633
Exercise of stock options	833	4,165	7,637	—	—	11,802
Other comprehensive loss	—	—	—	—	(124,560)	(124,560)

Balance, December 31, 2004	931,041	4,655,205	5,131,291	3,359,533	32,039	13,178,068
Net income	—	—	—	2,580,676	—	2,580,676
Exercise of stock options	23,201	116,005	179,426	—	—	295,431
Other comprehensive loss	—	—	—	—	(233,790)	(233,790)

Balance, December 31, 2005	954,242	$4,771,210	$5,310,717	$5,940,209	$(201,751)	$15,820,385

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$2,580,676	$1,249,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	339,782	301,587
(Gain) loss on sale of other real estate owned	35,322	(64,990)
Gain on sale of securities available for sale	(4,325)	(33,032)
Provision for losses on other real estate owned	18,258	—
Provision for other losses	40,511	112,074
Provision (credit) for loan losses	(1,304)	57,926
Deferred income taxes	(76,537)	(70,217)
Deferred compensation	98,726	234,946
Increase in interest receivable	(567,865)	(156,946)
Increase in interest payable	748,947	214,612
Net other operating activities	317,140	54,911

Net cash provided by operating activities	3,529,331	1,900,504

INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits in banks	(581,836)	58,070
Net increase in federal funds sold	(2,102,000)	(6,373,000)
Purchases of securities available for sale	(3,985,351)	(8,969,724)
Proceeds from maturities of securities available for sale	2,071,636	6,277,117
Proceeds from sales of securities available for sale	1,391,344	1,757,058
Purchases of restricted equity securities	(227,400)	(135,000)
Net increase in loans	(42,410,529)	(46,393,186)
Purchases of premises and equipment	(843,427)	(1,028,677)
Proceeds from sale of other real estate owned	157,500	1,579,046

Net cash used in investing activities	(46,530,063)	(53,228,296)

FINANCING ACTIVITIES
Net increase in deposits	44,120,012	51,918,392
Net increase (decrease) in other borrowings	1,506,873	(491,496)
Proceeds from exercise of stock options	295,431	11,802

Net cash provided by financing activities	45,922,316	51,438,698

Net increase in cash and due from banks	2,921,584	110,906

Cash and due from banks at beginning of year	4,281,050	4,170,144

Cash and due from banks at end of year	$7,202,634	$4,281,050

	2005	2004
SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$5,851,192	$3,597,806

Income taxes	$1,414,400	$213,706

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate	$1,230,082	$1,988,701

Financed sales of other real estate owned	$1,234,638	$2,414,940

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Georgia Community Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Georgia Community Bank (the “Bank”). The Bank is a commercial bank located in Jackson, Butts County, Georgia with a branch located in Locust Grove, Henry County, Georgia and a branch and loan production office located in Covington, Newton County, Georgia. The Bank provides a full range of banking services in its primary market area of Butts, Henry, and Newton Counties as well as the surrounding counties.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $782,000 and $739,000 at December 31, 2005 and 2004, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets:

Building	10 - 40 years
Leasehold improvements	5 - 15 years
Equipment	2 - 10 years

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2005 and 2004 was $156,748 and $341,206, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years Ended December 31,
	2005	2004
Net income, as reported	$2,580,676	$1,249,633
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(112,399)	(13,356)

Pro forma net income	$2,468,277	$1,236,277

Earnings per share:
Basic – as reported	$2.76	$1.34

Basic - pro forma	$2.64	$1.33

Diluted - as reported	$2.71	$1.34

Diluted - pro forma	$2.59	$1.33

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

The Company has not yet completed its study of the transition methods or made any decisions about how it will adopt FAS 123(R). However, the Company anticipates using the modified prospective transition method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Government and agency securities	$13,199,964	$—	$(241,239)	$12,958,725
State and municipal securities	4,705,754	79,126	(95,904)	4,688,976
Mortgage-backed securities	2,503,986	1,296	(67,377)	2,437,905

	$20,409,704	$80,422	$(404,520)	$20,085,606

December 31, 2004
U.S. Government and agency securities	$11,216,658	$34,635	$(26,422)	$11,224,871
State and municipal securities	5,612,513	127,235	(56,844)	5,682,904
Mortgage-backed securities	3,054,561	9,143	(36,072)	3,027,632

	$19,883,732	$171,013	$(119,338)	$19,935,407

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$7,110,825	$(98,557)	$5,847,900	$(142,682)	$12,958,725	$(241,239)
State and municipal securities	876,149	(15,508)	1,494,604	(80,396)	2,370,753	(95,904)
Mortgage-backed securities	—	—	1,923,035	(67,377)	1,923,035	(67,377)

Total temporarily impaired securities	$7,986,974	$(114,065)	$9,265,539	$(290,455)	$17,252,513	$(404,520)

At December 31, 2005, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2005 tables above, eight out of seventeen securities purchased from state and political subdivisions contained unrealized losses and twenty-six out of twenty-seven securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE (Continued)

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

At December 31, 2004, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2004 tables above, seven out of nineteen securities purchased from state and political subdivisions contained unrealized losses and seventeen out of twenty-eight securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

Securities with a carrying value of $18,654,000 and $9,673,000 at December 31, 2005 and 2004 were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in less than one year	$498,922	$491,500
Due from one to five years	9,720,292	9,515,464
Due from five to ten years	5,921,429	5,848,882
Due after ten years	1,765,075	1,791,855
Mortgage-backed securities	2,503,986	2,437,905

	$20,409,704	$20,085,606

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2005	2004
Gross gains	$10,587	$34,609
Gross losses	(6,262)	(1,577)

Net realized gains	$4,325	$33,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2005	2004
Commercial, financial and agricultural	$14,792,000	$11,092,000
Real estate – construction	96,376,000	56,353,000
Real estate – mortgage	80,595,000	81,167,000
Consumer installment and other	2,728,637	2,348,738

	194,491,637	150,960,738
Net deferred loan fees and costs	(311,979)	(471,062)
Allowance for loan losses	(2,304,785)	(1,986,917)

Loans, net	$191,874,873	$148,502,759

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2005	2004
Balance, beginning of year	$1,986,917	$2,045,879
Provision (credit) for loan losses	(1,304)	57,926
Loans charged off	(407,182)	(131,793)
Recoveries of loans previously charged off	726,354	14,905

Balance, end of year	$2,304,785	$1,986,917

The total recorded investment in impaired loans was $498,107 and $1,231,454 at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, these impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $106,930 and $90,878, respectively. The average recorded investment in impaired loans for 2005 and 2004 was $864,420 and $2,141,245, respectively. Interest income recognized for cash payments received on impaired loans totaled $38,728 and $154,381 for the years ended December 31, 2005 and 2004, respectively.

Nonaccrual loans and loans past due ninety days or more and still accruing interest totaled $179,532 and $26,979, respectively, at December 31, 2005. There were no non accrual loans or loans past due ninety days or more and still accruing interest at December 31, 2004.

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2005 are as follows:

Balance, beginning of year	$7,920,903
Advances	1,789,844
Repayments	(2,523,382)
Changes in Directors	(2,676,723)

Balance, end of year	$4,510,642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2005	2004
Land	$816,839	$802,951
Buildings	2,273,894	2,099,059
Construction in Process	—	61,592
Leasehold Improvements	318,312	235,214
Equipment	1,881,204	1,248,006

	5,290,249	4,446,822
Accumulated depreciation	(1,531,429)	(1,192,370)

	$3,758,820	$3,254,452

The Company has leased various properties under noncancelable agreements which expire at various times through 2008 with renewal options through 2018 and require minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance. The total rental expense for the years ended December 31, 2005 and 2004 was $99,633 and $64,557, respectively.

Future minimum lease payments on the leases is summarized as follows:

2006	$92,971
2007	56,124
2008	23,000
2009	18,000
2010	18,000
Thereafter	102,000

$310,095

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2005 and 2004 was $117,906,148 and $64,977,651, respectively. The Company had brokered deposits at December 31, 2005 and 2004 of $97,656,000 and $45,595,000, respectively. The scheduled maturities of time deposits at December 31, 2005 are as follows:

2006	$132,688,891
2007	15,766,140
2008	2,558,769
2009	717,482
2010	494,876

$152,226,158

Overdraft demand deposits reclassified to loans totaled $518,640 and $46,348 at December 31, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2005	2004
Advance from Federal Home Loan Bank, interest payable quarterly at 2.795% until May 20, 2008 when the rate may converted to the three-month LIBOR, due May 20, 2013.	$2,000,000	$2,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 6.385% until August 13, 2004 when the rate may be converted to the three month LIBOR, due August 13, 2009.	1,750,000	1,750,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010.	2,550,000	2,550,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.02% (rate may be converted to the three month LIBOR), due January 4, 2011.	3,000,000	3,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.20% until August 8, 2006 when the rate may be converted to the three month LIBOR, due August 8, 2011.	3,500,000	3,500,000
Advance from Federal Home Loan Bank, interest payable quarterly at a variable rate (4.44% at December 31, 2005), due September 4, 2007.	5,000,000	5,000,000
Securities sold under repurchase agreements.	4,013,467	4,006,594
Line of credit for $3,000,000, interest payable quarterly at the Wall Street Journal Prime less .25% (7.00% at December 31, 2005), due August 30, 2006.	1,500,000	—
Floating rate junior subordinated debentures, interest payable quarterly at the three month LIBOR plus 3.45% (7.79% at December 31, 2005), due November 7, 2032.	5,155,000	5,155,000

	$28,468,467	$26,961,594

The Company also has available unused lines of credit with various financial institutions totaling $11,500,000 and $12,800,000 at December 31, 2005 and 2004 respectively.

The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $15,932,197 and certain qualifying securities with a fair value of $7,346,821.

The $3,000,000 line of credit is secured by 100% of the Bank stock owned by the Company. The credit agreement calls for various restrictive covenants, which the Company was in substantial compliance as of December 31, 2005.

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

NOTE 7. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company has a 401(k) profit sharing plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $76,975 and $50,211 for the years ended December 31, 2005 and 2004, respectively.

The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers and directors. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the executive officers and directors. The balance of the policy cash surrender values included in other assets at December 31, 2005 and 2004 is $2,534,929 and $2,447,759, respectively. Income recognized on the policies amounted to $87,170 and $89,632 for the years ended December 31, 2005 and 2004, respectively. The balance of the deferred compensation included in other liabilities at December 31, 2005 and 2004 is $903,367 and $804,641, respectively. Expense recognized for executive officer and director deferred compensation amounted to $98,726 and $144,084 for the years ended December 31, 2005 and 2004, respectively.

The Company has a deferred compensation plan for its directors whereby each director may elect to defer receipt of his director fees. The amount of the fees deferred bore interest at a rate of 10% in 2002 through August 31, 2003 and 5% the remainder of 2003 through 2005. The total amount of fees deferred in 2005 and 2004 totaled $103,000 and $79,800, respectively. The total amount of interest credited to deferred fees in 2005 and 2004 totaled $22,360 and $11,062, respectively. The balance of the deferred fees plus interest credited at December 31, 2005 and 2004 amounted to $396,602 and $271,242, respectively, and is included in other liabilities at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

Other pertinent information related to the options is as follows:

	Year Ended December 31,
	2005		2004
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	102,867	$12.90	40,700	$13.39
Granted	17,000	19.00	63,000	12.38
Exercised	(23,201)	12.73	(833)	14.17
Cancelled	(59,001)	14.44	—	—

Under option, end of year	37,665	13.34	102,867	12.90

Exercisable, end of year	26,715	13.00	26,253	12.96

Weighted average fair value of options granted during the year	$11.17		$4.75

Information pertaining to options outstanding at December 31, 2005 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	37,665	6.80	$13.34	26,715	$13.00

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	40.90%	11.69%
Risk-free interest rate	4.21%	4.53%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,
	2005	2004
Current	$1,423,562	$564,239
Deferred	(76,537)	(70,217)

Income tax expense	$1,347,025	$494,022

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2005	2004
Income taxes at statutory federal rate	$1,335,418	$592,843
Tax free interest income	(60,584)	(63,906)
Income from life insurance policies	(29,638)	(30,475)
State income taxes (benefits)	103,423	(884)
Other	(1,594)	(3,556)

Income tax expense	$1,347,025	$494,022

The components of deferred income taxes are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Loan loss reserves	$579,719	$564,925
Other real estate owned	7,547	7,547
Deferred compensation	490,554	405,993
Deferred loan fees	117,320	177,128
Securities available for sale	122,347	—

	1,317,487	1,155,593

Deferred tax liabilities:
Depreciation	4,322	41,312
Securities available for sale	—	19,637

	4,322	60,949

Net deferred tax assets	$1,313,165	$1,094,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2005	2004
Basic Earnings Per Share:
Weighted average common shares outstanding	936,142	930,799

Net income	$2,580,676	$1,249,633

Basic earnings per share	$2.76	$1.34

Diluted Earnings Per Share:
Weighted average common shares outstanding	936,142	930,799
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	16,925	1,538

Total weighted average common shares and common stock equivalents outstanding	953,067	932,337

Net income	$2,580,676	$1,249,633

Diluted earnings per share	$2.71	$1.34

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

	December 31,
	2005	2004
Commitments to extend credit	$49,994,000	$50,887,000
Financial standby letters of credit	435,000	290,000
Other standby letters of credit	49,000	244,000

	$50,478,000	$51,421,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of December 31, 2005 and 2004, the Company had recorded reserves of $152,585 and $112,074, respectively, for potential losses related to unfunded commitments, the balance of which is included in other liabilities in the consolidated balance sheets.

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

At December 31, 2005 and 2004, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any material financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2005 and 2004.

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

In addition, the Company’s loan portfolio has a concentration of loans to customers in the convenience store industry. At December 31, 2005, loans to customers in this industry amounted to approximately $36,000,000 or 19% of the loan portfolio.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,652,000.

NOTE 13. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2005, dividends of approximately $1,459,000 could be declared without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2005 and 2004, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt correction action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$23,480	11.02%	$17,048	8%	$	N/A	N/A
Bank	$23,997	11.28%	$17,026	8%		$21,283	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$21,022	9.86%	$8,524	4%	$	N/A	N/A
Bank	$21,539	10.12%	$8,513	4%		$12,770	6%
Tier I Capital to Average Assets:
Consolidated	$21,022	8.34%	$10,068	4%	$	N/A	N/A
Bank	$21,539	8.56%	$10,067	4%		$12,584	5%

December 31, 2004:
Total Capital to Risk Weighted Assets:
Consolidated	$20,245	11.65%	$13,905	8%	$	N/A	N/A
Bank	$18,720	10.79%	$13,875	8%		$17,344	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$17,528	10.08%	$6,953	4%	$	N/A	N/A
Bank	$16,621	9.58%	$6,938	4%		$10,406	6%
Tier I Capital to Average Assets:
Consolidated	$17,528	9.23%	$7,600	4%	$	N/A	N/A
Bank	$16,621	8.75%	$7,599	4%		$9,500	5%

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

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2005		December 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$27,902,205	$27,902,205	$22,296,785	$22,296,785
Securities	21,726,256	21,726,256	21,348,657	21,348,657
Loans, net	191,874,873	191,229,120	148,502,759	149,902,485
Accrued interest receivable	1,336,697	1,336,697	768,832	768,832

Financial liabilities:
Deposits	202,489,391	201,824,118	158,369,379	158,432,782
Other borrowings	28,468,467	28,827,190	26,961,594	27,785,242
Accrued interest payable	1,361,715	1,361,715	612,768	612,768

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

Components of other expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2005	2004
Other expenses:
Deferred compensation	$111,930	$163,567
Accounting & Auditing	126,041	115,000
Data processing	340,902	246,617
Professional Services	98,659	145,821

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 2005 and 2004:

CONDENSED BALANCE SHEETS

	2005	2004
Assets
Cash	$775,058	$1,340,657
Investment in subsidiary	21,338,018	16,653,316
Other assets	422,309	379,004

Total assets	$22,535,385	$18,372,977

Liabilities
Other borrowings	$6,655,000	$5,155,000
Other liabilities	60,000	39,909

Total liabilities	6,715,000	5,194,909

Stockholders’ equity	15,820,385	13,178,068

Total liabilities and stockholders’ equity	$22,535,385	$18,372,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2005	2004
Income
Interest income	$10,794	$7,635

Total income	10,794	7,635

Expenses
Interest expense	393,304	248,435
Salaries and employee benefits	13,200	13,200
Other expenses	146,806	87,490

Total expenses	553,310	349,125

Loss before income tax benefits and equity in undistributed income of subsidiary	(542,516)	(341,490)

Income tax benefits	(204,700)	(128,842)

Loss before equity in undistributed income of subsidiary	(337,816)	(212,648)

Equity in undistributed income of subsidiary	2,918,492	1,462,281

Net income	$2,580,676	$1,249,633

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2005	2004
OPERATING ACTIVITIES
Net income	$2,580,676	$1,249,633
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(2,918,492)	(1,462,281)
Net other operating activities	(23,214)	24,887

Net cash used in operating activities	(361,030)	(187,761)

INVESTING ACTIVITIES
Investment in subsidiary	(2,000,000)	(3,000,000)

Net cash used in investing activities	(2,000,000)	(3,000,000)

FINANCING ACTIVITIES
Net increase in other borrowings	1,500,000	—
Proceeds from exercise of stock options	295,431	11,802

Net cash provided by financing activities	1,795,431	11,802

Net decrease in cash	(565,599)	(3,175,959)

Cash at beginning of year	1,340,657	4,516,616

Cash at end of year	$775,058	$1,340,657

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2006.

FIRST GEORGIA COMMUNITY CORP.

By:	/s/ Emory B. Lewis
Emory B. Lewis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006.

Signature	Title

/s/ Emory B. Lewis Emory B. Lewis*	President and Chief Executive Officer

/s/ Charles W. Carter Charles W. Carter	Director

/s/ Alfred D. Fears, Jr. Alfred D. Fears, Jr.	Director

/s/ William B. Jones William B. Jones	Director

/s/ Harry Lewis Harry Lewis	Director

/s/ Joey McClelland Joey McClelland	Director

/s/ Alexander Pollack Alexander Pollack	Director

/s/ James H. Warren James H. Warren

/s/ George L. Weaver George L. Weaver	Director

/s/ Elaine Kendrick Elaine Kendrick **	Chief Financial Officer

*	Principal Executive Officer
**	Principal Financial and Accounting Officer