Form 10QSB
period 2006-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2006-05-15
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2006: 954,907; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

(Unaudited)

Assets
Cash and due from banks	$2,600,439
Interest-bearing deposits in banks	760,918
Federal funds sold	21,832,000
Securities available for sale, at fair value	19,869,007
Restricted equity securities, at cost	1,740,950

Loans	188,751,737
Less allowance for loan losses	2,324,283

Loans, net	186,427,454

Premises and equipment	3,676,611
Other assets	5,808,355

Total assets	$242,715,734

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$18,185,666
Interest-bearing	176,093,016

Total deposits	194,278,682
Other borrowings	28,447,207
Other liabilities	3,432,866

Total liabilities	226,158,755

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 954,907 shares issued and outstanding	4,774,535
Capital surplus	5,316,815
Retained earnings	6,751,462
Accumulated other comprehensive loss	(285,833)

Total stockholders’ equity	16,556,979

Total liabilities and stockholders’ equity	$242,715,734

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income
Loans	$4,145,035	$2,950,276
Taxable securities	193,358	162,321
Nontaxable securities	40,336	48,759
Federal funds sold	163,573	69,406

Total interest income	4,542,302	3,230,762

Interest expense
Deposits	1,588,240	934,387
Other borrowings	393,678	298,954

Total interest expense	1,981,918	1,233,341

Net interest income	2,560,384	1,997,421
Provision for loan losses	6,100	50,000

Net interest income after provision for loan losses	2,554,284	1,947,421

Other income
Service charges on deposit accounts	185,067	137,623
Other operating income	47,503	60,010

Total other income	232,570	197,633

Other expenses
Salaries and employee benefits	758,010	887,150
Occupancy and equipment expenses	190,372	165,297
Other operating expenses	573,834	518,483

Total other expenses	1,522,216	1,570,930

Net income before income taxes	1,264,638	574,124
Income tax expense	453,385	182,200

Net income	811,253	391,924

Other comprehensive loss:
Unrealized losses on securities available for sale arising during period, net of tax	(84,082)	(190,494)

Comprehensive income	$727,171	$201,430

Basic earnings per share	$0.85	$0.42

Diluted earnings per share	$0.85	$0.42

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$811,253	$391,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103,180	71,974
Net increase in loans held for sale	—	(442,830)
Provision for loan losses	6,100	50,000
Provision for other losses	—	20,000
Deferred compensation	31,696	33,147
(Increase) decrease in interest receivable	198,991	(202,133)
Increase (decrease) in interest payable	(126,398)	97,983
Net other operating activities	46,394	(75,723)

Net cash provided by (used in) operating activities	1,071,216	(55,658)

INVESTING ACTIVITIES
Net decrease in interest-bearing deposits in banks	684,653	122,407
Purchases of securities available for sale	—	(495,390)
Proceeds from maturities of securities available for sale	77,443	174,375
Purchase of restricted equity securities	(100,300)	(107,400)
Net (increase) decrease in federal funds sold	(2,578,000)	623,000
Net (increase) decrease in loans	4,482,226	(16,295,545)
Purchase of premises and equipment	(16,887)	(85,097)

Net cash provided by (used in) investing activities	2,549,135	(16,063,650)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(8,210,709)	16,831,070
Net decrease in other borrowings	(21,260)	—
Proceeds from exercise of stock options	9,423	—

Net cash provided by (used in) financing activities	(8,222,546)	16,831,070

Net increase (decrease) in cash and due from banks	(4,602,195)	711,762
Cash and due from banks, beginning of period	7,202,634	4,281,050

Cash and due from banks, end of period	$2,600,439	$4,992,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$2,108,316	$1,135,358

Income taxes	$201,613	$171,400

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

The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method. SFAS 123(R) addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

The Company did not record compensation expense related to the adoption of SFAS 123(R) during the quarter ended March 31, 2006 as the expense associated with the first quarter were determined to be insignificant. Additionally, there would have been no pro forma effect of expense recognition for the quarter ended March 31, 2005 as no options vested during that quarter. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $35,000.

At March 31, 2006, there was approximately $163,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

Prior to January 1, 2006, the Company accounted for its share-based payments under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allowed two alternative accounting methods for stock-based compensation: a fair-value based method or an intrinsic-value-based method prescribed by APB 25 and related interpretations. The Company elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB 25, and adopted the disclosure requirements of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

A summary of stock options outstanding as of March 31, 2006 is presented in the following table.

	Three Months Ended March 31, 2006
	Number	Weighted- Average Exercise Price
Under option, beginning of period	37,665	$13.34
Granted	5,000	19.00
Exercised	(665)	14.17

Under option, end of period	42,000	14.00

Exercisable, end of period	26,050	$12.97

Weighted average fair value of options granted during the period	$8.04

Total intrinsic value of options exercised during the period	$3,212

Weighted average remaining contractual term of exercisable options at end of the period	6.24 years

Aggregate intrinsic value of exercisable options at end of the period	$157,146

Aggregate intrinsic value of outstanding options at end of the period	$210,035

A summary of the status of the nonvested options at March 31, 2006 and changes during the period ended on that date is as follows:

	Three Months Ended March 31, 2005
	Number	Weighted- Average Grant Date Price
Nonvested, beginning of the period	10,950	$14.17
Granted	5,000	19.00

Nonvested, end of the period	15,950	15.68

Total fair value of options vested during period		—

Information pertaining to options outstanding at March 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	37,000	5.76 years	$13.32	26,050	$12.97
$19.00	5,000	9.75 years	19.00	—	—

	42,000	6.92 years	$14.00	26,050	$12.97

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Dividend yield	0%
Expected life	10 years
Expected volatility	20%
Risk-free interest rate	4.36%

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	954,672	931,041

Net income	$811,253	$391,924

Basic earnings per share	$.85	$.42

Diluted Earnings Per Share:
Weighted average common shares outstanding	954,672	931,041
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,392	2,453

Total weighted average common shares and common stock equivalents outstanding	957,064	928,588

Net income	$811,253	$391,924

Diluted earnings per share	$.85	$.42

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2006 as compared to 1.19% at December 31, 2005. See “Results of Operations for the Three Months Ended March 31, 2006 and 2005” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of March 31, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 15.57%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

The outstanding loans continue to be maintained at a level that requires the use of brokered deposits as a funding source. Total brokered deposits amounted to $91 million, or approximately 47% of total deposits, as of March 31, 2006. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2006, the Company and First Georgia Community Bank were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.04%	9.31%	4.00%
Risk-based capital ratios:
Core capital	10.44	10.73	4.00
Total capital	11.62	11.92	8.00

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

March 31, 2006
Commitments to extend credit	$67,384,000
Letters of credit	570,000

$67,954,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$2,600	$7,203
Interest-bearing deposits in banks	761	1,445
Federal funds sold	21,832	19,254
Securities	21,610	21,726
Loans, net	186,427	191,875
Premises and equipment	3,677	3,759
Other assets	5,809	5,989

	$242,716	$251,251

Deposits	$194,279	$202,489
Other borrowings	28,447	28,469
Other liabilities	3,433	4,473
Stockholders’ equity	16,557	15,820

	$242,716	$251,251

Our assets decreased by 3.40% during the first quarter of 2006. Gross loans outstanding decreased approximately $5.4 million during the first quarter of 2006. Deposits decreased by $8.2 million and Federal funds sold increased $2.5 million. As part of our planned reduction in loans we reduced our construction and land development loans by $13.5 million causing our assets and loans to decrease. We continue to fund the majority of our loans with brokered out of territory funds. Our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $811,000, partially offset by increases on losses on securities available for sale, net of tax, of $84,000.

Results of Operations For The Three Months Ended March 31, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Interest income	$4,542	$3,230
Interest expense	1,982	1,233

Net interest income	2,560	1,997
Provision for loan losses	6	50
Other income	233	198
Other expense	1,522	1,571

Pretax income	1,265	574
Income taxes	454	182

Net income	$811	$392

Our net interest income has increased by $563,000 in the first quarter of 2006 as compared to the same period in 2005. Our net interest margin was 4.65% in the first quarter of 2006 as compared to 4.17% for the first quarter of 2005 and 4.14% for the entire year of 2005. The increase in net interest income is due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds increased to 3.62% in the first quarter of 2006 as compared to 2.83% in the first quarter of 2005.

The provision for loan losses decreased by $44,000 in the first quarter of 2006, when compared to the same period in 2005. This decrease is due to the reduction of loans and nonperforming loans. The allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2006 as compared to 1.19% at December 31, 2005. Net recoveries for the first quarter of 2006 were $13,000 as compared to $5,000 in 2005. As of March 31, 2006, we had nonperforming loans and assets of $443,000 as compared to $336,000 at December 31, 2005. Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management has reviewed the potential problem loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$443	$2,034
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,248	67
Restructured loans	0	0
Potential problem loans	4,949	2,696
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	10	36
Interest income that was recorded on nonaccrual and restructured loans	0	14

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

Information regarding certain loans and allowance for loan loss data through March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$190,326	$157,080

Balance of allowance for loan losses at beginning of period	$2,305	$1,987

Loans charged off
Commercial and financial	—	—
Real estate mortgage	—	—
Installment	—	—

	—	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	11	—
Installment	2	5

	13	5

Net recoveries	13	5

Additions to allowance charged to operating expense during period	6	50

Balance of allowance for loan losses at end of period	$2,324	$2,042

Ratio of net loans recovered during the period to average loans outstanding	.01%	.00%

Other income has increased in the first quarter of 2006 as compared to the same period in 2005 by $35,000 due primarily to an increase in service charges on deposits of $47,000 and gains on sales of other real estate owned decrease of $9,000.

Other expenses decreased in the first quarter of 2006 as compared to the same period in 2005 by $49,000. The net decrease was due to the decrease in salaries and employee benefits of $129,000, occupancy and equipment expenses increased by $25,000, and other operating increased by $55,000. Salaries and employee benefits have decreased due to the restructure of senior management however the current number of full time equivalent employees increased to 60 at March 31, 2006 from 52 at March 31, 2005, primarily as a result of our planned expansion into the Covington, Georgia, market. Occupancy and equipment expenses have increased due to increases in expense equipment and occupancy expense attributed to our planned growth. Other operating expenses have increased due to on going growth.

We have provided for income taxes at an effective tax rate of 36% and 32% including state income taxes for the first quarters of 2006 and 2005.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP. (Registrant)

DATE: May 15, 2006	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O. (Principal Executive Officer)

DATE: May 15, 2006	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer (Principal Financial and Accounting Officer)