Form 10QSB
period 2006-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2006-08-11
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2006: 946,908; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(Unaudited)

Assets
Cash and due from banks	$3,989,301
Interest-bearing deposits in banks	807,589
Federal funds sold	28,803,000
Securities available-for-sale, at fair value	21,395,628
Restricted equity securities, at cost	1,740,950
Loans held for sale	272,584

Loans	204,811,685
Less allowance for loan losses	2,494,254

Loans, net	202,317,431

Premises and equipment	3,645,497
Other assets	6,247,364

Total assets	$269,219,344

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$18,808,027
Interest-bearing	201,041,556

Total deposits	219,849,583
Other borrowings	28,468,467
Other liabilities	3,846,722

Total liabilities	252,164,772

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 946,908 shares issued and outstanding	4,734,540
Capital surplus	5,272,523
Retained earnings	7,479,353
Accumulated other comprehensive loss	(431,844)

Total stockholders’ equity	17,054,572

Total liabilities and stockholders’ equity	$269,219,344

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans	$4,547,117	$3,766,429	$8,692,152	$6,716,705
Taxable securities	200,789	178,223	394,147	340,544
Nontaxable securities	40,346	44,742	80,682	93,501
Deposits in banks	—	—	—	—
Federal funds sold	193,764	112,935	357,337	182,341

Total interest income	4,982,016	4,102,329	9,524,318	7,333,091

Interest expense
Deposits	1,808,525	1,230,759	3,396,765	2,165,146
Other borrowings	407,510	305,227	801,188	604,181

Total interest expense	2,216,035	1,535,986	4,197,953	2,769,327

Net interest income	2,765,981	2,566,343	5,326,365	4,563,764
Provision (credit) for loan losses	150,000	(228,453)	156,100	(178,453)

Net interest income after provision (credit) for loan losses	2,615,981	2,794,796	5,170,265	4,742,217

Other income
Service charges on deposit accounts	212,303	167,687	397,370	305,310
Gain on sale of securities	—	4,325	—	4,325
Other operating income	33,349	67,559	80,852	127,569

Total other income	245,652	239,571	478,222	437,204

Other expenses
Salaries and employee benefits	881,197	957,375	1,639,207	1,844,525
Occupancy and equipment expenses	200,171	181,522	390,543	346,819
Other operating expenses	642,707	750,486	1,216,541	1,268,969

Total other expenses	1,724,075	1,889,383	3,246,291	3,460,313

Net income before income taxes	1,137,558	1,144,984	2,402,196	1,719,108

Income tax expense	409,666	402,700	863,051	584,900

Net income	727,892	742,284	1,539,145	1,134,208

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	(146,011)	189,872	(230,093)	(622)

Realized gains on securities available-for-sale arising during period, net of tax	—	2,681	—	2,681

Comprehensive income	$581,881	$934,837	$1,309,052	$1,136,267

Basic earnings per share	$0.76	$0.80	$1.61	$1.22

Diluted earnings per share	$0.76	$0.77	$1.61	$1.18

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$1,539,145	$1,134,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,469	153,035
Net increase in loans held for sale	(272,584)	(672,330)
Provision (credit) for loan losses	156,100	(178,453)
Provision for other losses	—	87,379
Deferred compensation	53,521	68,353
Loss on sale of other real estate owned	—	13,702
Gain on sale of securities available-for-sale	—	(4,325)
Increase in interest receivable	(247,471)	(315,147)
Increase (decrease) in interest payable	(16,247)	436,231
Net other operating activities	(477,227)	202,689

Net cash provided by operating activities	923,706	925,342

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	637,982	(105,506)
Purchases of securities available-for-sale	(1,910,000)	(2,975,826)
Proceeds from maturities of securities available-for-sale	230,312	820,049
Proceeds from sales of securities available-for-sale	—	1,391,344
Purchase of restricted equity securities	(100,300)	(182,400)
Net increase in federal funds sold	(9,549,000)	(6,153,000)
Net increase in loans	(10,861,766)	(36,158,155)
Proceeds from sale of other real estate owned	205,513	—
Purchase of premises and equipment	(75,107)	(410,646)

Net cash used in investing activities	(21,422,366)	(43,774,140)

FINANCING ACTIVITIES
Net increase in deposits	17,360,192	44,565,863
Net increase in other borrowings	—	499,781
Retirement of stock	(100,788)	—
Proceeds from exercise of stock options	9,423	16,324
Recognition of stock based compensation	16,500	—

Net cash provided by financing activities	17,285,327	45,081,968

Net increase (decrease) in cash and due from banks	(3,213,333)	2,233,170
Cash and due from banks, beginning of period	7,202,634	4,281,050

Cash and due from banks, end of period	$3,989,301	$6,514,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$4,214,200	$2,333,096

Income taxes	$718,613	$567,400
NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$263,108	$1,248,340

Financed sale of other real estate owned	$—	$1,234,638

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

The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company recorded compensation expense related to the adoption of SFAS 123(R) during the six months ended June 30, 2006, totaling $16,500. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $35,000.

At June 30, 2006, there was approximately $146,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

A summary of stock options outstanding as of June 30, 2006 is presented in the following table.

	Six Months Ended June 30, 2006
	Number	Weighted- Average Exercise Price
Under option, beginning of period	37,665	$13.34
Granted	5,000	19.00
Exercised	(665)	14.17

Under option, end of period	42,000	14.00

Exercisable, end of period	28,240	$13.06

Weighted average fair value of options granted during the period	$8.04

Total intrinsic value of options exercised during the period	$3,212

Weighted average remaining contractual term of exercisable options at end of the period	6.07 years

Aggregate intrinsic value of exercisable options at end of the period	$167,724

Aggregate intrinsic value of outstanding options at end of the period	$210,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

A summary of the status of the nonvested options at June 30, 2006 and changes during the period ended on that date is as follows:

	Six Months Ended June 30, 2006
	Number	Weighted- Average Grant Date Price
Nonvested, beginning of the period	10,950	$14.17
Granted	5,000	19.00
Vested	(2,190)	11.17

Nonvested, end of the period	13,760	15.92

Total fair value of options vested during period		24,462

Information pertaining to options outstanding at June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	37,000	5.51 years	$13.32	28,240	$13.06
$19	5,000	9.50 years	19.00	—	—

	42,000	6.61 years	$14.00	28,240	$13.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Six Months Ended June 30, 2006
Dividend yield	0%
Expected life	10 years
Expected volatility	20%
Risk-free interest rate	4.36%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

The proforma information regarding the impact of total stock-based compensation on net income and income per share for the periods, as if the Company had accounted for its employee stock options under the fair value is illustrated in the following tables.

Three Months Ended June 30, 2005
Net income, as reported	$742,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	61,750

Pro forma net income	$680,534

Earnings per share:
Basic - as reported	$.80

Basic – pro forma	$.73

Diluted - as reported	$.77

Diluted - pro forma	$.71

Six Months Ended June 30, 2005
Net income, as reported	$1,134,208
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	61,750

Pro forma net income	$1,072,458

Earnings per share:
Basic - as reported	$1.22

Basic - pro forma	$1.15

Diluted - as reported	$1.18

Diluted - pro forma	$1.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	952,709	932,117

Net income	$727,892	$742,284

Basic earnings per share	$.76	$.80

Diluted Earnings Per Share:
Weighted average common shares outstanding	952,709	932,117
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,631	32,750

Total weighted average common shares and common stock equivalents outstanding	955,340	964,867

Net income	$727,892	$742,284

Diluted earnings per share	$.76	$.77

	Six Months Ended June 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	954,790	931,582

Net income	$1,539,145	$1,134,208

Basic earnings per share	$1.61	$1.22

Diluted Earnings Per Share:
Weighted average common shares outstanding	954,790	931,582
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	3,156	32,886

Total weighted average common shares and common stock equivalents outstanding	957,946	964,468

Net income	$1,539,145	$1,134,208

Diluted earnings per share	$1.61	$1.18

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2006 as compared to 1.19% at December 31, 2005. See “Results of Operations for the Six Months Ended June 30, 2006 and 2005” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of June 30, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 17.70%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have used brokered deposits as a funding source. Total brokered deposits amounted to $103 million, or approximately 47% of total deposits, as of June 30, 2006. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2006, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	9.10%	9.44%	4.00%
Risk-based capital ratios:
Core capital	9.92	10.29	4.00
Total capital	11.08	11.46	8.00

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

June 30, 2006
Commitments to extend credit	$70,641,000
Letters of credit	567,000

$71,208,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$3,989	$7,203
Interest-bearing deposits in banks	808	1,445
Federal funds sold	28,803	19,254
Securities	23,137	21,726
Loans held for sale	273	—
Loans, net	202,317	191,875
Premises and equipment	3,645	3,759
Other assets	6,247	5,989

	$269,219	$251,251

Deposits	$219,850	$202,489
Other borrowings	28,468	28,469
Other liabilities	3,847	4,473
Stockholders’ equity	17,054	15,820

	$269,219	$251,251

Our assets increased by 7.15% during the first six months of 2006. Gross loans outstanding increased approximately $10.9 million during the first six months of 2006. Deposit growth of $17.3 million was used primarily to fund loan growth with the remaining increase invested in federal funds sold and investment securities available-for-sale. We continue to fund the majority of our loans with brokered out of territory funds. Our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $1,539,000, partially offset by increases on losses on securities available for sale, net of tax, of $230,000 and the retirement of 7,999 shares of common stock for $101,000.

Results of Operations For The Three Months Ended June 30, 2006 and 2005 and for the Six Months Ended June 30, 2006 and 2005

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$4,982	$4,102
Interest expense	2,216	1,536

Net interest income	2,766	2,566
Provision (credit) for loan losses	150	(228)
Other income	246	240
Other expense	1,724	1,889

Pretax income	1,138	1,145
Income taxes	410	403

Net income	$728	$742

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$9,524	$7,333
Interest expense	4,198	2,769

Net interest income	5,326	4,564
Provision (credit) for loan losses	156	(178)
Other income	478	437
Other expense	3,246	3,460

Pretax income	2,402	1,719
Income taxes	863	585

Net income	$1,539	$1,134

Our net interest income has increased by $200,000 and $762,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin was 4.75% during the first six months of 2006 as compared to 4.47% for the first six months of 2005 and 4.14% for the entire year of 2005. The increase in net interest income is due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds has increased to 3.77% in the first six months of 2006 as compared to 3.00% in the first six months of 2005.

The provision for loan losses increased by $378,000 and $334,000 in the second quarter and first six months of 2006, respectively, when compared to the same periods in 2005. Net recoveries for the first six months of 2006 were $33,000 as compared to $302,000 in 2005. The increase in the provision for loan losses as well as the decrease in net recoveries during the six months ended 2006, were due to a recovery on a previously charged-off loan partially off-set by two loans charged-off during the second quarter of 2005. The allowance for loan losses as a percentage of total loans was 1.22% at June 30, 2006 as compared to 1.19% at December 31, 2005. As of June 30, 2006, we had no nonperforming loans and assets, compared to $336,000 at December 31, 2005. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management has reviewed the potential problem loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2006 and 2005 is as follows:

	June 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	365	0
Restructured loans	0	0
Potential problem loans	4,021	3,226
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	8	0
Interest income that was recorded on nonaccrual and restructured loans	20	0

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

Information regarding certain loans and allowance for loan loss data through June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$196,853	$167,298

Balance of allowance for loan losses at beginning of period	$2,305	$1,987

Loans charged off
Commercial and financial	—	—
Real estate mortgage	(61)	(404)
Installment	—	(2)

	(61)	(406)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	89	701
Installment	5	7

	94	708

Net recoveries	33	302

Additions to (subtractions from) allowance charged (credited) to operating expense during period	156	(178)

Balance of allowance for loan losses at end of period	$2,494	$2,111

Ratio of net loans recovered during the period to average loans outstanding	(.02)%	(.18)%

Other income increased by $6,000 and $41,000 for the second quarter and first six months of 2006 as compared to the same period in 2005. Increases in service charges on deposits accounted for the majority of the increases.

Other expenses decreased by $165,000 and $214,000 for the second quarter and first six months of 2006, respectively, as compared to the same periods in 2005. Salaries and employee benefits decreased by $76,000 and $205,000 for the second quarter and first six months of 2006 as compared to the same periods in 2005. Occupancy and equipment expenses increased $19,000 and $44,000 for the second quarter and first six months of 2006 as compared to the same periods in 2005. Other operating expenses decreased $108,000 and $53,000 for the second quarter and first six months of 2006, as compared to the same periods in 2005. Salaries and employee benefits have decreased due to the restructure of senior management. Full time equivalent employees were consistent with 59 at June 30, 2006 compared to 59 at June 30, 2005. Occupancy and equipment expenses have increased due to expenses attributed to our planned growth. Other operating expenses have decreased due to decreases in data processing, stationary and supplies, audit and legal, and advertising expenses. In addition, management has had more emphasis on cost control during 2006.

We have provided for income taxes at an effective rate of 36% and 34% including state income taxes for the first six months of 2006 and 2005, respectively. The increase in the rate is due to decreased non-taxable income as a percentage of pre-tax income.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Small Business Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of a Publicly Announced Plan or Program	(d) Maximum Number of Shares that may yet be Purchased under the Plans or Programs
June 5, 2006	7,999	$12.60	0	0

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on May 25, 2006.

(b)	The following directors were selected at the meeting to serve terms for the upcoming year:

Charles W. Carter	Joey McClelland
Alfred D. Fears, Jr.	Alexander Pollack
William B. Jones	James H. Warren
Emory B. Lewis	George L. Weaver
Harry Lewis

The shares represented at the meeting (556,481 or 58.27%) voted as follows:

Item (b) # of Shares
For	553,315
Against	—
Abstained	3,166

Total	556,481

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: August 11, 2006	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O.
(Principal Executive Officer)

DATE: August 11, 2006	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)