Form 10QSB
period 2006-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2006-11-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2006: 946,908; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - September 30, 2006	3

	Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 1 – Legal Proceedings	18

	Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	18

	Item 3 – Defaults Upon Senior Securities	18

	Item 4 – Submission of Matters to a Vote of Security Holders	18

	Item 5 – Other Information	18

	Item 6 – Exhibits	18

	Signatures	19

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

Assets
Cash and due from banks	$3,809,139
Interest-bearing deposits in banks	756,898
Federal funds sold	33,895,000
Securities available-for-sale, at fair value	21,763,967
Restricted equity securities, at cost	1,740,950
Loans held for sale	393,823

Loans	218,929,572
Less allowance for loan losses	2,962,695

Loans, net	215,966,877

Premises and equipment	3,579,492
Other assets	6,321,312

Total assets	$288,227,458

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$28,757,269
Interest-bearing	210,193,841

Total deposits	238,951,110
Other borrowings	27,572,246
Other liabilities	3,791,679

Total liabilities	270,315,035

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 946,908 shares issued and outstanding	4,734,540
Capital surplus	5,281,523
Retained earnings	8,064,472
Accumulated other comprehensive loss	(168,112)

Total stockholders’ equity	17,912,423

Total liabilities and stockholders’ equity	$288,227,458

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans	$5,040,401	$4,034,738	$13,732,553	$10,751,443
Taxable securities	217,935	189,286	612,082	529,830
Nontaxable securities	40,396	40,347	121,078	133,848
Deposits in banks	—	—	—	—
Federal funds sold	324,506	151,227	681,843	333,568

Total interest income	5,623,238	4,415,598	15,147,556	11,748,689

Interest expense
Deposits	2,390,520	1,481,124	5,787,285	3,646,270
Other borrowings	419,300	323,740	1,220,488	927,921

Total interest expense	2,809,820	1,804,864	7,007,773	4,574,191

Net interest income	2,813,418	2,610,734	8,139,783	7,174,498
Provision (credit) for loan losses	465,000	147,149	621,100	(31,304)

Net interest income after provision (credit) for loan losses	2,348,418	2,463,585	7,518,683	7,205,802

Other income
Service charges on deposit accounts	226,990	200,567	624,360	505,877
Gain on sale of securities	—	—	—	4,325
Other operating income	49,258	55,812	130,110	183,381

Total other income	276,248	256,379	754,470	693,583

Other expenses
Salaries and employee benefits	957,282	1,003,182	2,596,489	2,847,707
Occupancy and equipment expenses	195,226	186,156	585,769	532,975
Other operating expenses	570,401	591,198	1,786,942	1,860,167

Total other expenses	1,722,909	1,780,536	4,969,200	5,240,849

Net income before income taxes	901,757	939,428	3,303,953	2,658,536
Income tax expense	316,639	322,825	1,179,690	907,725

Net income	585,118	616,603	2,124,263	1,750,811

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	263,732	(154,323)	33,639	(152,264)
Realized gains on securities available-for-sale arising during period, net of tax	—	2,681	—	2,681

Comprehensive income	$848,850	$464,961	$2,157,902	$1,601,228

Basic earnings per share	$0.62	$0.66	$2.22	$1.88

Diluted earnings per share	$0.62	$0.64	$2.22	$1.81

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income	$2,124,263	$1,750,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,377	246,543
Net increase in loans held for sale	(393,823)	(543,035)
Provision (credit) for loan losses	621,100	(31,304)
Provision for other losses	—	40,511
Deferred compensation	86,776	103,559
(Gain) loss on sale of other real estate owned	(1,775)	22,403
Gain on sale of securities available-for-sale	—	(4,325)
Increase in interest receivable	(398,830)	(419,681)
Increase in interest payable	338,450	738,862
Net other operating activities	(798,243)	746,679

Net cash provided by operating activities	1,854,295	2,651,023

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	688,673	(74,012)
Purchases of securities available-for-sale	(1,916,081)	(2,975,826)
Proceeds from maturities of securities available-for-sale	290,260	961,019
Proceeds from sales of securities available-for-sale	—	1,391,344
Purchase of restricted equity securities	(100,300)	(182,400)
Net increase in federal funds sold	(14,641,000)	(7,296,000)
Net increase in loans	(25,208,941)	(44,989,983)
Proceeds from sale of other real estate owned	235,515	157,500
Purchase of premises and equipment	(95,550)	(568,819)

Net cash used in investing activities	(40,747,424)	(53,577,177)

FINANCING ACTIVITIES
Net increase in deposits	36,461,719	54,314,873
Net increase (decrease) in other borrowings	(896,221)	1,499,781
Retirement of stock	(100,787)	—
Proceeds from exercise of stock options	9,423	217,911

Recognition of stock based compensation	25,500	—

Net cash provided by financing activities	35,499,634	56,032,565
Net increase (decrease) in cash and due from banks	(3,393,495)	5,106,411

Cash and due from banks, beginning of period	7,202,634	4,281,050

Cash and due from banks, end of period	$3,809,139	$9,387,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for:

Interest	$6,669,323	$3,835,329

Income taxes	$1,174,613	$968,400

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$495,837	$1,248,340

Financed sale of other real estate owned	$—	$1,234,638

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

The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

The Company recorded compensation expense related to the adoption of SFAS 123(R) during the nine months ended September 30, 2006, totaling $25,500. The Company’s estimate of the full year increase in compensation expense due to the expensing of stock options for 2006 is approximately $35,000.

At September 30, 2006, there was approximately $137,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

A summary of stock options outstanding as of September 30, 2006 is presented in the following table:

	Nine Months Ended September 30, 2006
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

A summary of the status of the nonvested options at September 30, 2006 and changes during the period ended on that date is as follows:

	Nine Months Ended September 30, 2006
	Number	Weighted- Average Grant Date Price
Nonvested, beginning of the period	10,950	$14.17
Granted	5,000	19.00
Vested	(2,190)	11.17

Nonvested, end of the period	13,760	15.92

Total fair value of options vested during period		$24,462

Information pertaining to options outstanding at September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	37,000	5.51 years	$13.32	28,240	$13.06
$19	5,000	9.50 years	19.00	—	—

	42,000	6.61 years	$14.00	28,240	$13.06

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Nine Months Ended September 30, 2006
Dividend yield	0%
Expected life	10 years
Expected volatility	20%
Risk-free interest rate	4.36%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLAN (Continued)

The proforma information regarding the impact of total stock-based compensation on net income and income per share for the periods, as if the Company had accounted for its employee stock options under fair value is illustrated in the following tables.

Three Months Ended September 30, 2005
Net income, as reported	$616,603
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	41,744

Pro forma net income	$574,859

Earnings per share:
Basic - as reported	$.66

Basic – pro forma	$.62

Diluted - as reported	$.64

Diluted - pro forma	$.60

Nine Months Ended September 30, 2005
Net income, as reported	$1,750,811
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	103,494

Pro forma net income	$1,647,317

Earnings per share:
Basic - as reported	$1.88

Basic – pro forma	$1.77

Diluted - as reported	$1.81

Diluted - pro forma	$1.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	946,908	933,063

Net income	$585,118	$616,603

Basic earnings per share	$.62	$.66

Diluted Earnings Per Share:
Weighted average common shares outstanding	946,908	933,063
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	2,631	25,986

Total weighted average common shares and common stock equivalents outstanding	949,539	959,049

Net income	$585,118	$616,603

Diluted earnings per share	$.62	$.64

	Nine Months Ended September 30,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	954,830	932,081

Net income	$2,124,263	$1,750,811

Basic earnings per share	$2.22	$1.88

Diluted Earnings Per Share:
Weighted average common shares outstanding	954,830	932,081
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	3,146	32,735

Total weighted average common shares and common stock equivalents outstanding	957,976	964,816

Net income	$2,124,263	$1,750,811

Diluted earnings per share	$2.22	$1.81

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.35% at September 30, 2006 as compared to 1.19% at December 31, 2005. See “Results of Operations for the Nine Months Ended September 30, 2006 and 2005” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of September 30, 2006, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 19.95%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

As our loan demand has continued to increase, we have increasingly used brokered deposits as a funding source. Total brokered deposits amounted to $104 million, or approximately 43% of total deposits, as of September 30, 2006. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2006, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.39%	8.74%	4.00%
Risk-based capital ratios:
Core capital	9.61	10.02	4.00
Total capital	10.86	11.27	8.00

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized on the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

September 30, 2006
Commitments to extend credit	$60,919,000
Letters of credit	378,000

$61,297,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2006	December 31, 2005
	(Dollars in Thousands)
Cash and due from banks	$3,809	$7,203
Interest-bearing deposits in banks	757	1,445
Federal funds sold	33,895	19,254
Securities	23,505	21,726
Loans held for sale	394	—
Loans, net	215,967	191,875
Premises and equipment	3,579	3,759
Other assets	6,321	5,989

	$288,227	$251,251

Deposits	$238,951	$202,489
Other borrowings	27,572	28,469
Other liabilities	3,792	4,473
Stockholders’ equity	17,912	15,820

	$288,227	$251,251

Our assets increased by 14.72% during the first nine months of 2006. Gross loans outstanding increased approximately $24.7 million during the first nine months of 2006. Deposit growth of $36.5 million was used primarily to fund loan growth with the remaining increase invested in federal funds sold and investment securities available-for-sale. We continue to fund the majority of our loans with brokered, out of territory funds. Our loans to available funds ratio has remained in the 75% to 85% range. The change in our total equity was primarily the result of year-to-date net income of $2,124,000, the decrease in losses on securities available for sale, net of tax of $34,000, the recognition of stock based compensation of $26,000 and the exercise of options totaling $9,000. The increases discussed above were partially offset by the retirement of 7,999 shares of common stock for $101,000.

Results of Operations For The Three Months Ended September 30, 2006 and 2005 and for the Nine Months Ended September 30, 2006 and 2005

Following is a summary of our operations for the periods indicated:

	Three Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$5,623	$4,416
Interest expense	2,810	1,805

Net interest income	2,813	2,611
Provision for loan losses	465	147
Other income	277	256
Other expense	1,723	1,781

Pretax income	902	939
Income taxes	317	322

Net income	$585	$617

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Interest income	$15,148	$11,748
Interest expense	7,008	4,574

Net interest income	8,140	7,174
Provision (credit) for loan losses	621	(31)
Other income	754	694
Other expense	4,969	5,241

Pretax income	3,304	2,658
Income taxes	1,180	907

Net income	$2,124	$1,751

Our net interest income has increased by $202,000 and $966,000 for the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. Our net interest margin was 4.80% during the first nine months of 2006 as compared to 4.49% during the first nine months of 2005 and 4.14% for the entire year of 2005. The increase in net interest income was due to the yield on earning assets increasing faster than the cost of funds. Our cost of funds increased to 3.87% in the first nine months of 2006 as compared to 3.14% in the first nine months of 2005.

The provision for loan losses increased by $318,000 and $652,000 in the third quarter and first nine months of 2006, respectively, when compared to the same periods in 2005. Net recoveries for the first nine months of 2006 were $37,000 as compared to $311,000 in 2005. The increase in the provision for loan losses as well as the decrease in net recoveries during the nine months ended 2006, were due to a recovery on a previously charged-off loan, partially off-set by two loans charged-off during the second quarter of 2005. The allowance for loan losses as a percentage of total loans was 1.35% at September 30, 2006 as compared to 1.19% at December 31, 2005. The allowance for loan losses increased due to the identification of additional potential problem loans as indicated on the following table. As of September 30, 2006, we had $205,000 in nonperforming loans and assets, compared to $336,000 at December 31, 2005. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management has reviewed the potential problem loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2006 and 2005 is as follows:

	September 30,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$0	$179
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	601	0
Restructured loans	0	0
Potential problem loans	5,755	2,937
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	8	14
Interest income that was recorded on nonaccrual and restructured loans	20	14

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

Information regarding certain loans and allowance for loan loss data through September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$214,750	$176,057

Balance of allowance for loan losses at beginning of period	$2,305	$1,987

Loans charged off
Commercial and financial	—	—
Real estate mortgage	(61)	(404)
Installment	(3)	(2)

	(64)	(406)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	93	707
Installment	8	10

	101	717

Net recoveries	37	311

Additions to (subtractions from) allowance charged (credited) to operating expense during period	621	(31)

Balance of allowance for loan losses at end of period	$2,963	$2,267

Ratio of net loans recovered during the period to average loans outstanding	(.02)%	(.18)%

Other income increased by $21,000 and $60,000 for the third quarter and first nine months of 2006 as compared to the same period in 2005. Increases in service charges on deposits accounted for the majority of the increases.

Other expenses decreased by $58,000 and $272,000 for the third quarter and first nine months of 2006, respectively, as compared to the same periods in 2005. Salaries and employee benefits decreased by $46,000 and $251,000 for the third quarter and first nine months of 2006 as compared to the same periods in 2005. Occupancy and equipment expenses increased $9,000 and $53,000 for the third quarter and first nine months of 2006 as compared to the same periods in 2005. Other operating expenses decreased $21,000 and $73,000 for the third quarter and first nine months of 2006, as compared to the same periods in 2005. Salaries and employee benefits have decreased due to changes in senior management that we substantially completed by the end of 2005. Full time equivalent employees increased to 66 at September 30, 2006 compared to 61 at September 30, 2005. Occupancy and equipment expenses have increased due to expenses attributed to our planned growth. Other operating expenses have decreased due to decreases in data processing, stationary and supplies, audit and legal, and advertising expenses. In addition, management has had more emphasis on cost control during 2006.

We have provided for income taxes at an effective rate of 36% and 34% including state income taxes for the first nine months of 2006 and 2005, respectively. The increase in the rate is due to decreased non-taxable income as a percentage of pre-tax income.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above that will have or are reasonably likely to have a material effect on our liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 6, 2006, Brasfield Data Services, LLC and Brasfield Technology, LLC filed a lawsuit in the Circuit Court of Jefferson County, Alabama against the Company. The Complaint seeks damages for breach of contract for failure to pay for delivery of data processing and related computer services. The lawsuit seeks an unspecified amount of damages, attorneys’ fees and costs. The Company believes that the claims are without merit and intends to defend the claims vigorously and has asserted counterclaims against Brasfield Data Services, LLC and Brasfield Technology, LLC. While the Company does not consider an unfavorable outcome of the claims probable, it is unable to predict the ultimate disposition of the action.

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

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: November 13, 2006	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O.
(Principal Executive Officer)

DATE: November 13, 2006	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)