Form 10KSB
period 2006-12-31
FIRST GEORGIA COMMUNITY CORP
filed 2007-03-30
CIK 1024132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-13583

First Georgia Community Corp.

(Name of Small Business Issuer in its Charter)

Georgia	58-2266960
(State or Other Jurisdiction o f Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Covington Street, Jackson, GA	30233
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number, Including Area Code (770) 504-1090

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

State issuer’s revenues for its most recent fiscal year: $22,269,000

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant at December 31, 2006 was $12,321,114 based on recent private sales known to the registrant at a price of $26.00 per share. There is no established trading market for the registrant’s stock.

CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 946,908 shares of Common Stock at March 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Employees

As of March 23, 2007, the Bank had 61 full-time employees and 7 part-time employees. The Company does not have any employees who are not also employees of the Bank. The Company and the Bank are not parties to any collective bargaining agreement, and management believes the Bank has good relations with its employees.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2006, the Bank qualified for the well capitalized category.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, the Bank’s ratio of total capital to risk-weighted assets was 11.23% and our ratio of Tier 1 Capital to risk-weighted assets was 9.97%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 8.23%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 50% of our fully diluted outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2006, approximately 92% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System. As a Federal Reserve member, our subsidiary bank is also primarily regulated by the Federal Reserve, along with the Georgia Department of Banking and Finance. Our compliance with Federal Reserve and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

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

The Bank leases a branch located in the Ingles Supermarket located at 4908 Bill Gardner Parkway, Locust Grove, Georgia. The lease expires in February 2008. The Bank also leases the land for its branch location at 3147 Highway 278, Covington, Georgia, but owns the building on this location. The land lease expires in August 2015. The Bank leases space to house its loan production office located at 3155 Mill Street, Covington, Georgia. This lease expires in February 2008.

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

Except as set forth above, there are no material pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject; nor are there material proceedings known to the Company or the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Company or the Bank, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or the Bank, or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. The range of high and low trading prices for the Company’s stock for trades of which the Company was aware was $25.00 to $28.00 per share during the 12 months ended December 31, 2006, and $24.00 to $26.00 per share during the 12 months ended December 31, 2005. As of December 31, 2006, the Company had 944 shareholders of record, and 946,908 shares of its common stock outstanding.

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

During the fourth quarter of 2006, the Company did not issue any unregistered shares and did not repurchased any shares of its common stock.

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

The following discussion describes our results of operations for 2006 as compared to 2005 and also analyzes our financial condition as of December 31, 2006 as compared to December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balance during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. Similarly, the “Rate/Volume Analysis” table helps demonstrate the impact of changing interest rates and changing volume of assets and liabilities during the years shown. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a “Sensitivity Analysis Table” to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

Overview

Net earnings were $2,921,000 in 2006, an increase from the $2,581,000 earned in 2005. Earnings increased in 2006 due to an increase in earning assets as compared to 2005. Basic earnings per share were $3.07 in 2006 compared to $2.76 per share in 2005. Fully diluted earnings per share were $3.06 in 2006 compared to $2.71 per share in 2005.

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.29% at December 31, 2006 as compared to 1.19% at December 31, 2005. See “Results of Operations for the Years ended December 31, 2006 and 2005 for more information about the effect of the allowance and provision for loan losses.

Financial Condition at December 31, 2006 and 2005

The following is a summary of our balance sheets for the years indicated:

	December 31,
	2006	2005
	(Dollars in Thousands)
Cash and due from banks	$4,097	$7,203
Interest-bearing deposits in banks	1,266	1,445
Federal funds sold	29,411	19,254
Securities	23,981	21,726
Loans, net	227,403	191,875
Premises and equipment	3,518	3,759
Other assets	7,252	5,989

	$296,928	$251,251

Total deposits	$244,973	$202,489
Other borrowings	28,469	28,469
Other liabilities	4,767	4,473
Stockholders’ equity	18,719	15,820

	$296,928	$251,251

Financial Condition at December 31, 2006 and 2005

As of December 31, 2006, we had total assets of $296.9 million, an increase of 18.18% over total assets as of December 31, 2005. Total interest-earning assets were $285.0 million at December 31, 2006 or 96% of total assets as compared to 94% of total assets December 31, 2005. Our primary interest-earning assets at December 31, 2006 were loans, which made up 81% of total interest-earning assets as compared to 82% at December 31, 2005. Our loans to available funds ratio was 84% at December 31, 2006 as compared to 84% at December 31, 2005.

Our securities portfolio, consisting of U.S. Agency, mortgage-backed, municipal, and restricted equity securities, amounted to $24.0 million at December 31, 2006. Net unrealized losses on securities amounted to $255,000 at December 31, 2006 as compared to net unrealized losses of $324,000 at December 31, 2005. Management has not specifically identified any securities for sale in future periods that, if so designated, would require a charge to operations if the market value would not be reasonably expected to recover prior to the time of sale.

We have 92.44% of our loan portfolio collateralized by real estate primarily located in our market area of Butts County, Georgia and surrounding counties. Our real estate mortgage portfolio consists of loans collateralized by one to four-family residential properties (7.21%), construction loans to build one to four-family residential properties (58.04%), and nonresidential properties consisting primarily of small business commercial properties (34.75%). We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan as follows.

One to four-family residential properties	90%
Construction loans on one to four-family residential properties	80%
Nonresidential property	80%

The remaining 7.56% of our loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We have continued with the use of brokered deposits as a funding source. Brokered deposits totaled $99.2 million as of December 31, 2006 compared to $97.6 million as of December 31, 2005. These deposits are readily obtainable at rates not significantly different from rates we pay on deposits in our local market.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management, State and Federal regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity ratio of 17.92% at December 31, 2006 was considered satisfactory.

At December 31, 2006, we had loan commitments outstanding of $56.7 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At December 31, 2006, we had arrangements with various commercial banks for short-term advances of $22.5 million.

At December 31, 2006, our capital ratios were considered well capitalized based on regulatory minimum capital requirements. Our stockholders’ equity increased due to net income in 2006 of $2,921,000. Our stockholders’ equity also increased due to an increase in the fair value of securities available-for-sale, net of tax, in the amount of $43,000. We recognized proceeds from the exercise of options for $10,000, recognized stock based compensation of $26,000 and purchased and retired stock for $101,000. For regulatory purposes, the net unrealized losses on securities available-for-sale are excluded in the computation of the capital ratios.

In the future, the primary source of funds available to First Georgia Community Corp. will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, the Bank could declare $1,679,000 in dividends payable to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for First Georgia Community Corp. and the Bank as of December 31, 2006 are as follows:

	Actual
	Consolidated	Bank	Regulatory Requirements
Leverage capital ratio	8.23%	8.61%	5%
Risk-based capital ratios:
Core capital	9.54%	9.97%	6%
Total capital	10.79%	11.23%	10%

At December 31, 2006, we had no material commitments for capital expenditures.

These ratios may decline as asset growth continues, but are expected to exceed the regulatory minimum requirements. Anticipated future earnings should assist us in keeping these ratios at satisfactory levels.

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

Results of Operations For The Years Ended December 31, 2006 and 2005

The following is a summary of our operations for the years indicated.

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Interest income	$21,215	$16,339
Interest expense	10,268	6,600

Net interest income	10,947	9,739
Provision (credit) for loan losses	621	(1)
Other income	1,055	893
Other expenses	6,861	6,705

Pretax income	4,520	3,928
Income taxes	1,599	1,347

Net income	$2,921	$2,581

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

Our net yield on average interest-earning assets was 4.33% in 2006 as compared to 4.45% in 2005. Average loans increased by $27.1 million with average securities and Federal funds increasing by $7.0 million, accounting for the majority of the $34.1 million increase in total average interest-earning assets. Average interest-bearing liabilities increased by $24.3 million with average interest-bearing demand and time deposits accounting for $23.4 million. The rate earned on average interest-earning assets increased to 8.38% in 2006 from 7.46% in 2005. The rate paid on average interest-bearing liabilities increased to 4.59% in 2006 from 3.31% in 2005. The increase in net yield is due to an increased yield in our loan portfolio which out-paced the increase in rate paid on interest-bearing liabilities.

Provision for Loan Losses

The provision for loan losses was $621,000 in 2006 as compared to a credit for loan losses of $1,000 in 2005. Net recoveries for 2006 were $51,000 as compared to net recoveries of $319,000 in 2005. As of December 31, 2006, we had nonperforming loans and assets of $317,000 as compared to $498,000 at December 31, 2005. Management continues to review internally and with external assistance, our loan processing system and makes appropriate changes to further strengthen and preserve the integrity of that system. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. See “Critical Accounting Policies” for a description of our evaluation process for the portfolio and allowance for loan losses.

Other Income

Other income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $1,055,000 in 2006 as compared to $893,000 in 2005, an increase of $162,000. The increase is due primarily to a $142,000 increase in service charges on deposit accounts and a $19,000 increase in check printing fees.

Other Expenses

Other expenses were $6,861,000 in 2006 as compared to $6,705,000 in 2005, an increase of $156,000. Salaries and employee benefits increased by $71,000. Equipment and occupancy expenses decreased by $2,500. Other expenses increased by $86,000 due to expenses associated with the growth of the bank.

Income Tax

Income tax expense in 2006 was $1,599,000 or 35% of pretax income as compared to $1,347,000 or 34% in 2005. The increase in the effective tax rate was due primarily to increased pretax income.

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

At December 31, 2006, our cumulative one-year interest rate-sensitivity gap ratio was 105%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. In a rising interest rate environment, this should result in an increase in net interest income as a higher percentage of interest-earning assets reprice than interest-bearing liabilities. Because gap analysis shows only the dollar volume of assets and liabilities that will mature or reprice, we also use simulation modeling to measure the actual effects of the repricing will have on our net interest margin, net income and economic value of equity. Our typical simulation modeling will involve a 12-month projection with a level, 200 basis point rising and 200 basis point falling rate scenario.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within such period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Interest-bearing deposits in banks	$1,266	$—	$—	$—	$1,266
Federal funds sold	29,411	—	—	—	29,411
Securities	498	2,493	10,684	8,565	22,240
Loans	193,389	9,386	27,252	353	230,380

	224,564	11,879	37,936	8,918	283,297

Interest-bearing liabilities:
Interest-bearing demand deposits	28,738	—	—	—	28,738
Savings	1,936	—	—	—	1,936
Certificates of deposit	50,467	128,770	19,032	—	198,269
Other borrowings	15,669	—	10,800	2,000	28,469

	96,810	128,770	29,832	2,000	257,412

Interest rate sensitivity gap	$127,754	$(116,891)	$8,104	$6,918

Cumulative interest rate sensitivity gap	$127,754	$10,863	$18,967	$25,885

Interest rate sensitivity gap ratio	2.32	.09	1.27	4.46

Cumulative interest rate sensitivity gap ratio	2.32	1.05	1.07	1.10

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to:

•	Distribution of our assets, liabilities and stockholders’ equity, and the interest rates we experience;

•	Our investment portfolio;

•	Our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans;

•	Summary of our loan loss experience and allowance for loan losses;

•	Types of deposits; and

•	Return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

STOCKHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the years indicated is presented below. (1)

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
ASSETS
Cash and due from banks	$3,430	$5,245
Interest-bearing deposits in banks	955	1,004
Taxable securities	18,981	17,375
Tax exempt securities	4,188	4,509
Securities valuation account	(425)	(119)
Federal funds sold	21,199	15,519
Loans (2)	207,717	180,570
Allowance for loan losses	(2,568)	(2,180)
Other assets	10,202	11,092

	$263,679	$233,015

Total interest-earning assets	$253,040	$218,977

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand	$18,396	$15,708
Interest-bearing demand	28,875	33,279
Savings	2,306	2,118
Time	164,400	136,697

Total deposits	213,977	187,802
Other borrowings	28,355	27,581
Other liabilities	3,869	3,258

Total liabilities	246,201	218,641
Stockholders’ equity	17,478	14,374

	$263,679	$233,015

Total interest-bearing liabilities	$223,936	$199,675

(1)	For each category, average balances were determined using the daily average balances during the year.
(2)	Nonaccrual loans included in average loans for 2006 and 2005 were $94,000 and $420,000, respectively.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Years Ended December 31,
	2006		2005
	Interest	Average Rate	Interest	Average Rate
	(Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)	$19,154	9.22%	$14,905	8.25%
Interest on deposits in banks	47	4.92	34	3.39
Interest on taxable securities	835	4.40	717	4.13
Interest on tax exempt securities	162	3.87	174	3.86
Interest on federal funds sold	1,017	4.80	509	3.28

Total interest income	21,215	8.38	16,339	7.46

INTEREST EXPENSE:
Interest on interest-bearing demand deposits	757	2.62	628	1.89
Interest on savings deposits	18.78		12.57
Interest on time deposits	7,850	4.77	4,653	3.40
Interest on other borrowings	1,643	5.79	1,307	4.74

Total interest expense	10,268	4.59	6,600	3.31

NET INTEREST INCOME	10,947		$9,739

Net interest spread		3.79%		4.15%

Net yield on average interest-earning assets		4.33%		4.45%

(1)	Interest and fees on loans includes $824,000 and $1,353,000 of loan fee income for the years ended December 31, 2006 and 2005, respectively. Interest income recognized on nonaccrual loans during 2006 and 2005 was $40,000 and $10,000, respectively.

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

	Years Ended December 31, 2006 vs. 2005 Changes Due To:
	Rate	Volume	Net
	(Dollars in Thousands)
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$1,861	$2,388	$4,249
Interest on taxable securities	49	69	118
Interest on tax exempt securities	—	(12)	(12)
Interest on federal funds sold	284	224	508
Interest on deposits in banks	15	(2)	13

Total interest income	2,209	2,667	4,876

Expense from interest-bearing liabilities:
Interest on interest-bearing demand deposits	220	(91)	129
Interest on savings deposits	5	1	6
Interest on time deposits	2,127	1,070	3,197
Interest on other borrowings	298	38	336

Total interest expense	2,650	1,018	3,668

Net interest income	$(441)	$1,649	$1,208

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Government sponsored agencies	$14,399	$12,959
Mortgage-backed securities	3,099	2,438
Municipal securities	4,742	4,689
Restricted equity securities	1,741	1,640

	$23,981	$21,726

Maturities

The amounts of debt securities, including the weighted average yield in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, (3) after five through ten years and (4) after ten years. Equity securities are not included in the table because they have no contractual maturity.

	One year or less		After one through five years		After five through ten years
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)

U.S. Government agencies	$1,977	3.42%	9,066	3.90%	3,356	5.08%
Mortgage-backed securities	—	—	895	4.12%	436	4.50%
Municipals	—	—	1,203	4.46%	1,740	3.63%

	$1,977	3.42%	$11,164	3.98%	$5,532	4.58%

	After ten years		Total
	Amount	Yield (1)	Amount	Yield (1)
U.S. Government agencies-	—	—%	14,399	4.11%
Mortgage-backed securities	1,768	4.79%	3,099	4.56%
Municipals	1,799	4.61%	4,742	4.21%

	$3,567	4.70%	$22,240	4.19%

(1)	The weighted average yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, on a ratable basis over the life of each security.

LOAN PORTFOLIO

Types of Loans

The amounts of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

	December 31,
	2006	2005
	(Dollars in Thousands)
Commercial	$14,472	$14,792
Real estate-construction	123,836	96,376
Real estate-mortgage	89,515	80,595
Consumer installment loans and other	2,979	2,729

	230,802	194,492
Deferred loan fees	(422)	(312)
Less allowance for loan losses	(2,977)	(2,305)

Net loans	$227,403	$191,875

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications (1) one year or less, (2) after one through five years, and (3) after five years.

(Dollars in Thousands)
Commercial
One year or less	$7,476
After one through five years	6,996
After five years	—

14,472

Construction
One year or less	118,011
After one through five years	5,555
After five years	270

123,836

Other
One year or less	33,593
After one through five years	55,494
After five years	3,407

92,494

$230,802

The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$30,374
Floating or adjustable interest rates	41,348

$71,722

Risk Elements

Information with respect to nonaccrual, past due, restructured and other problem loans at December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Nonaccrual loans	$—	$179
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	832	27
Restructured loans	—	—
Potential problem loans	5,247	498
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	28	18
Interest income that was recorded on nonaccrual and restructured loans	20	10

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

	Years Ended December 31,
	2006	2005
	(Dollars in Thousands)
Average amount of loans outstanding	$207,717	$180,570

Balance of allowance for loan losses at beginning of year	$2,305	$1,987

Loans charged off
Real estate construction	(61)	—
Real estate mortgage	—	(405)
Installment	(4)	(3)

	(65)	(408)

Loans recovered
Real estate mortgage	97	714
Installment	19	13

	116	727

Net (charge-offs) recoveries	51	319

Additions to (deletions from) allowance charged to operating expense during year	621	(1)

Balance of allowance for loan losses at end of year	$2,977	$2,305

Ratio of net loans (charged off) recovered during the year to average loans outstanding	.02%	.18%

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

As of December 31, 2006 and 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on management’s best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2006		December 31, 2005
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$90	3%	$207	9%
Real estate – construction	1,591	53	932	40
Real estate – mortgage	1,284	43	1,128	49
Consumer installment loans and other	12	1	38	2

	$2,997	100%	$2,305	100%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits are presented below. (1)

	Years Ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$18,396	—%	$15,708	—%
Interest-bearing demand deposits	28,875	2.62%	33,279	1.89%
Savings Deposits	2,306.78%		2,118.57%
Time deposits	164,400	4.77%	136,697	3.40%

	$213,977		$187,802

(1)	Average balances were determined using the daily average balances.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$41,151
Over three months through six months	10,950
Over six through twelve months	92,420
Over twelve months	9,292

Total	$153,813

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

	Years Ended December 31,
	2006	2005
Return on assets (1)	1.11%	1.11%
Return on equity (2)	16.71%	17.96%
Dividend payout ratio (3)	—	—
Equity to assets ratio (4)	6.63%	6.17%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

ITEM 7.	FINANCIAL STATEMENTS

The consolidated financial statements, notes thereto and independent auditors’ report thereon for year ended December 31, 2006 and attached hereto beginning at page F-1.

The following financial statements are attached on page F-1 of this Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley act of 2002, and as of the date of this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2006, there were no changes in internal controls, or to management’s knowledge, in other factors that could significantly affect those internal controls, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the headings “Identification of Directors and Executive Officers,” “Executive Officers,” “Code of Ethics,” “Director Nominations and Shareholder Communications,” “Meetings and Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this Item will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading “Compensation of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by this Item will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading “Stock Ownership of Directors and Executive Officers” and is incorporated herein by reference.

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2006.

Equity Compensation Plan Table

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	42,000	$14.00	361,551
Equity compensation plans not approved by security holders	0	0	0
Total	42,000	$14.00	361,551

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the headings “Transactions with Management” and “Identification of Directors and Executive Officers” and is incorporated herein by reference.

ITEM 13.	EXHIBITS

Exhibit Number	Exhibit
3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Company’s Articles of Incorporation and Bylaws governing the rights of holders of securities of the Company.

10.1*	First Georgia Community Corp. 2001 Stock Incentive Plan (2)

10.2*	Form of Director Deferred Fee Agreement dated January 7, 2002, as amended as of March 11, 2002 (3)

21.1	Subsidiaries of the Company.

23.1	Consent of Mauldin & Jenkins, LLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to 18 .S.C. Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management compensation plan or agreement.
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form SB-2 (Regis. No. 333-13583).
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001 (File No. 0-24153).

(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 (File No. 0-24153).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders under the heading “Independent Certified Public Accountants” and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

First Georgia Community Corp. and Subsidiary

Jackson, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Community Corp. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Community Corp. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

March 28, 2007

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
Assets
Cash and due from banks	$4,097,331	$7,202,634
Interest-bearing deposits in banks	1,266,380	1,445,571
Federal funds sold	29,411,000	19,254,000
Securities available for sale	22,240,216	20,085,606
Restricted equity securities, at cost	1,740,950	1,640,650

Loans	230,379,991	194,179,658
Less allowance for loan losses	2,977,141	2,304,785

Loans, net	227,402,850	191,874,873

Premises and equipment	3,517,904	3,758,820
Other assets	7,251,425	5,989,331

Total assets	$296,928,056	$251,251,485

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$16,030,729	$17,644,213
Interest-bearing	228,942,604	184,845,178

Total deposits	244,973,333	202,489,391
Other borrowings	28,468,462	28,468,467
Other liabilities	4,767,391	4,473,242

Total liabilities	278,209,186	235,431,100

Commitments and contingencies

Stockholders' equity
Common stock, par value $5; 10,000,000 shares authorized; 946,908 and 954,242 issued and outstanding, respectively	4,734,540	4,771,210
Surplus	5,281,523	5,310,717
Retained earnings	8,861,460	5,940,209
Accumulated other comprehensive loss	(158,653)	(201,751)

Total stockholders' equity	18,718,870	15,820,385

Total liabilities and stockholders' equity	$296,928,056	$251,251,485

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Interest income:
Loans, including fees	$19,154,078	$14,905,464
Taxable securities	835,027	717,051
Nontaxable securities	161,890	174,203
Deposits in banks	46,569	33,445
Federal funds sold	1,017,061	508,848

Total interest income	21,214,625	16,339,011

Interest expense:
Deposits	8,624,658	5,292,624
Other borrowings	1,643,477	1,307,515

Total interest expense	10,268,135	6,600,139

Net interest income	10,946,490	9,738,872
Provision (credit) for loan losses	621,100	(1,304)

Net interest income after provision (credit) for loan losses	10,325,390	9,740,176

Other income:
Service charges on deposit accounts	890,892	749,046
Gain on sale of securities available for sale	—	4,325
Other operating income	163,949	140,130

Total other income	1,054,841	893,501

Other expenses:
Salaries and employee benefits	3,510,612	3,440,017
Equipment and occupancy expenses	767,318	769,825
Other operating expenses	2,582,336	2,496,134

Total other expenses	6,860,266	6,705,976

Income before income taxes	4,519,965	3,927,701

Income tax expense	1,598,714	1,347,025

Net income	$2,921,251	$2,580,676

Basic earnings per share	$3.07	$2.76

Diluted earnings per share	$3.06	$2.71

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net income	$2,921,251	$2,580,676
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during period, net of tax (benefits) of $(26,135) and $140,341, respectively	43,098	(231,109)

Reclassification adjustment for gains realized in net income, net of tax of $0 and $1,644, respectively	—	(2,681)

Other comprehensive income (loss)	43,098	(233,790)

Comprehensive income	$2,964,349	$2,346,886

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock		Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Par Value
Balance, December 31, 2004	931,041	$4,655,205	$5,131,291	$3,359,533	$32,039	$13,178,068
Net income	—	—	—	2,580,676	—	2,580,676
Exercise of stock options	23,201	116,005	179,426	—	—	295,431
Other comprehensive loss	—	—	—	—	(233,790)	(233,790)

Balance, December 31, 2005	954,242	4,771,210	5,310,717	5,940,209	(201,751)	15,820,385
Net income	—	—	—	2,921,251	—	2,921,251
Exercise of stock options	665	3,325	6,098	—	—	9,423
Retirement of stock	(7,999)	(39,995)	(60,792)	—	—	(100,787)
Stock based compensation	—	—	25,500	—	—	25,500
Other comprehensive income	—	—	—	—	43,098	43,098

Balance, December 31, 2006	946,908	$4,734,540	$5,281,523	$8,861,460	$(158,653)	$18,718,870

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$2,921,251	$2,580,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	366,294	339,782
Loss on sale of other real estate owned	1,193	35,322
Gain on sale of securities available for sale	—	(4,325)
Provision for losses on other real estate owned	—	18,258
Provision for other losses	—	40,511
Provision (credit) for loan losses	621,100	(1,304)
Recognition of stock based compensation	25,500	—
Deferred income taxes	(352,121)	(76,537)
Deferred compensation	189,154	98,726
Increase in interest receivable	(521,464)	(567,865)
Increase in interest payable	833,082	748,947
Net other operating activities	(924,890)	317,140

Net cash provided by operating activities	3,159,099	3,529,331

INVESTING ACTIVITIES
Net (increase) decrease in interest bearing deposits in banks	179,191	(581,836)
Net increase in federal funds sold	(10,157,000)	(2,102,000)
Purchases of securities available for sale	(2,983,869)	(3,985,351)
Proceeds from maturities of securities available for sale	895,555	2,071,636
Proceeds from sales of securities available for sale	—	1,391,344
Purchases of restricted equity securities	(100,300)	(227,400)
Net increase in loans	(36,757,414)	(42,410,529)
Purchases of premises and equipment	(122,441)	(843,427)
Proceeds from sale of other real estate owned	389,303	157,500

Net cash used in investing activities	(48,656,975)	(46,530,063)

FINANCING ACTIVITIES
Net increase in deposits	42,483,942	44,120,012
Net increase (decrease) in other borrowings	(5)	1,506,873
Retirement of stock	(100,787)	—
Proceeds from exercise of stock options	9,423	295,431

Net cash provided by financing activities	42,392,573	45,922,316

Net increase (decrease) in cash and due from banks	(3,105,303)	2,921,584
Cash and due from banks at beginning of year	7,202,634	4,281,050

Cash and due from banks at end of year	$4,097,331	$7,202,634

SUPPLEMENTAL DISCLOSURES
Cash paid for:
Interest	$9,435,053	$5,851,192
Income taxes	$2,051,112	$1,414,400

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate	$608,337	$1,230,082
Financed sales of other real estate owned	$273,799	$1,234,638

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Georgia Community Corp. (the “Company”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, First Georgia Community Bank (the “Bank”). The Bank is a commercial bank located in Jackson, Butts County, Georgia with a branch and loan production office located in Locust Grove, Henry County, Georgia and a branch and loan production office located in Covington, Newton County, Georgia. The Bank provides a full range of banking services in its primary market area of Butts, Henry, and Newton Counties as well as the surrounding counties.

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

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, interest-bearing deposits in banks, federal funds sold, deposits, and other borrowings are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $651,000 and $678,000 at December 31, 2006 and 2005, respectively.

Securities

Debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss, net of the related deferred tax effect. Equity securities, including restricted stock, without a readily determinable fair value are recorded at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Other Real Estate Owned

Other real estate owned represents properties acquired through or in lieu of loan foreclosure and is initially recorded at the lower of cost or fair value less estimated costs to sell. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for loan losses. Costs of improvements are capitalized, whereas costs relating to holding other real estate owned and subsequent adjustments to the value are expensed. The carrying amount of other real estate owned at December 31, 2006 and 2005 was $317,003 and $156,748, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. Prior to January 1, 2006, the Company accounted for its share-based payments under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which allowed two alternative accounting methods for stock-based compensation: a fair-value based method or an intrinsic-value-based method prescribed by APB 25 and related interpretations. The Company elected to use the intrinsic-value-based method of accounting for stock-based compensation under APB 25, and adopted the disclosure requirements of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (SFAS 123(R)) on the required effective date, January 1, 2006, using the modified prospective transition method. SFAS 123(R) addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. SFAS 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the income statement using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the year ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

Grant-date fair value is measured on the date of grant using option-pricing models with market assumptions. The grant-date fair value is amortized into expense on a straight-line basis over the vesting period. Option pricing models require the use of highly subjective assumptions, including but not limited to, expected stock price volatility, forfeiture rates, and interest rates, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of our stock options.

Under SFAS No. 123(R), stock based compensation expense was $25,500 for the year ended December 31, 2006. Basic earnings per share were decreased by $.03 by the adoption of SFAS 123(R), and diluted earnings per share decreased $.04 because of SFAS 123(R).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2005.

Year Ended December 31, 2005
Net income, as reported	$2,580,676
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(112,399)

Pro forma net income	$2,468,277

Earnings per share:
Basic - as reported	$2.76

Basic - pro forma	$2.64

Diluted - as reported	$2.71

Diluted - pro forma	$2.59

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

Recent Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 2. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Government sponsored agency securities	$14,580,346	$22,500	$(203,991)	$14,398,855
State and municipal securities	4,747,888	70,376	(76,253)	4,742,011
Mortgage-backed securities	3,166,847	—	(67,497)	3,099,350

	$22,495,081	$92,876	$(347,741)	$22,240,216

December 31, 2005
U.S. Government sponsored agency securities	$13,199,964	$—	$(241,239)	$12,958,725
State and municipal securities	4,705,754	79,126	(95,904)	4,688,976
Mortgage-backed securities	2,503,986	1,296	(67,377)	2,437,905

	$20,409,704	$80,422	$(404,520)	$20,085,606

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2006.

Description of Securities:	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$—	$—	$12,512,400	$(203,991)	$12,512,400	$(203,991)
State and municipal securities	55,468	(105)	2,378,793	(76,148)	2,434,261	(76,253)
Mortgage-backed securities	1,048,052	(8,435)	2,051,298	(59,062)	3,099,350	(67,497)

Total temporarily impaired securities	$1,103,520	$(8,540)	$16,942,491	$(339,201)	$18,046,011	$(347,741)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE (Continued)

At December 31, 2006, all unrealized losses in the securities portfolio were for debt securities. From the December 31, 2006 tables above, nine out of eighteen securities purchased from state and political subdivisions contained unrealized losses and twenty-seven out of thirty securities purchased from U.S. Government agencies and Government sponsored corporations, including mortgage-backed securities, contained unrealized losses. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

The following table shows the gross unrealized losses and fair value of securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005.

Description of Securities:	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government sponsored agency securities	$7,110,825	$(98,557)	$5,847,900	$(142,682)	$12,958,725	$(241,239)
State and municipal securities	876,149	(15,508)	1,494,604	(80,396)	2,370,753	(95,904)
Mortgage-backed securities	—	—	1,923,035	(67,377)	1,923,035	(67,377)

Total temporarily impaired securities	$7,986,974	$(114,065)	$9,265,539	$(290,455)	$17,252,513	$(404,520)

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

Securities with a carrying value of $18,515,000 and $18,654,000 at December 31, 2006 and 2005 were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost and fair value of debt securities as of December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Amortized Cost	Fair Value
Due in less than one year	$2,000,596	$1,976,900
Due from one to five years	10,444,711	10,269,383
Due from five to ten years	5,119,711	5,096,450
Due after ten years	1,763,216	1,798,133
Mortgage-backed securities	3,166,847	3,099,350

	$22,495,081	$22,240,216

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES AVAILABLE FOR SALE (Continued)

Gross gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2006	2005
Gross gains	$—	$10,587
Gross losses	—	(6,262)

Net realized gains	$—	$4,325

NOTE 3. LOANS

The composition of loans is summarized as follows:

	December 31,
	2006	2005
Commercial, financial and agricultural	$14,472,000	$14,792,000
Real estate – construction	123,836,000	96,376,000
Real estate – mortgage	89,515,000	80,595,000
Consumer installment and other	2,978,785	2,728,637
	230,801,785	194,491,637

Net deferred loan fees and costs	(421,794)	(311,979)
Allowance for loan losses	(2,977,141)	(2,304,785)

Loans, net	$227,402,850	$191,874,873

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2006	2005
Balance, beginning of year	$2,304,785	$1,986,917
Provision (credit) for loan losses	621,100	(1,304)
Loans charged off	(64,559)	(407,182)
Recoveries of loans previously charged off	115,815	726,354

Balance, end of year	$2,977,141	$2,304,785

The total recorded investment in impaired loans was $316,786 and $498,107 at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, these impaired loans had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, of $198,393 and $106,930, respectively. The average recorded investment in impaired loans for 2006 and 2005 was $411,958 and $864,420, respectively. Interest income recognized for cash payments received on impaired loans totaled $39,583 and $38,728 for the years ended December 31, 2006 and 2005, respectively.

Nonaccrual loans and loans past due ninety days or more and still accruing interest totaled $179,532 and $26,979, respectively, at December 31, 2005. There were no non accrual loans at December 31, 2006. Loans past due ninety days or more and still accruing interest at December 31, 2006 totaled $832,013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2006 are as follows:

Balance, beginning of year	$4,510,642
Advances	4,206,756
Repayments	(3,497,888)

Balance, end of year	$5,219,510

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2006	2005
Land	$816,839	$816,839
Buildings	2,278,856	2,273,894
Leasehold Improvements	332,400	318,312
Equipment	1,957,204	1,881,204

	5,385,299	5,290,249
Accumulated depreciation	(1,867,395)	(1,531,429)

	$3,517,904	$3,758,820

The Company has leased various properties under noncancelable agreements which expire at various times through 2015 with renewal options through 2018 and require minimum annual rentals. The leases related to properties also require the payment of property taxes, normal maintenance and insurance. The total rental expense for the years ended December 31, 2006 and 2005 was $125,680 and $99,633, respectively.

Future minimum lease payments on the leases is summarized as follows:

2007	$122,859
2008	59,032
2009	46,225
2010	47,072
2011	84,000

$359,188

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2006 and 2005 was $153,812,563 and $117,906,148, respectively. The Company had brokered deposits at December 31, 2006 and 2005 of $99,155,000 and $97,656,000, respectively. The scheduled maturities of time deposits at December 31, 2006 are as follows:

2007	$179,237,119
2008	17,216,806
2009	958,442
2010	515,699
2011	341,055

$198,269,121

Overdraft demand deposits reclassified to loans totaled $329,634 and $518,640 at December 31, 2006 and 2005, respectively.

NOTE 6. OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2006	2005
Advance from Federal Home Loan Bank, interest payable quarterly at 2.795% until May 20, 2008 when the rate may be converted to the three-month LIBOR, due May 20, 2013.	$2,000,000	$2,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 6.385% until August 13, 2004 when the rate may be converted to the three month LIBOR, due August 13, 2009.	1,750,000	1,750,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.92% (rate may be converted to the three month LIBOR), due March 17, 2010.	2,550,000	2,550,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.02% (rate may be converted to the three month LIBOR), due January 4, 2011.	3,000,000	3,000,000
Advance from Federal Home Loan Bank, interest payable quarterly at 5.20% until August 8, 2006 when the rate may be converted to the three month LIBOR, due August 8, 2011.	3,500,000	3,500,000
Advance from Federal Home Loan Bank, interest payable quarterly at a variable rate (5.37% at December 31, 2006), due September 4, 2007.	5,000,000	5,000,000
Securities sold under repurchase agreements.	4,013,462	4,013,467
Line of credit for $3,000,000, interest payable quarterly at the Wall Street Journal Prime less .25% (8.00% at December 31, 2006), due August 30, 2016.	1,500,000	1,500,000
Floating rate junior subordinated debentures, interest payable quarterly at the three month LIBOR plus 3.45% (8.82% at December 31, 2006), due November 7, 2032.	5,155,000	5,155,000

	$28,468,462	$28,468,467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS (Continued)

The Company also has available unused lines of credit with various financial institutions totaling $22,500,000 and $11,500,000 at December 31, 2006 and 2005 respectively.

The advances from the Federal Home Loan Bank are secured by certain qualifying loans of approximately $19,016,843 and certain qualifying securities with a fair value of $6,308,872.

The $3,000,000 line of credit is secured by 100% of the Bank stock owned by the Company. The credit agreement calls for various restrictive covenants, which the Company was in substantial compliance as of December 31, 2006.

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

NOTE 7. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company has a 401(k) profit sharing plan available to all eligible employees, subject to certain minimum age and service requirements. Contributions charged to expense were $101,537 and $76,975 for the years ended December 31, 2006 and 2005, respectively.

The Company has a deferred compensation plan providing for death and retirement benefits for its executive officers and directors. The estimated amounts to be paid under the compensation plan have been funded through the purchase of life insurance policies on the executive officers and directors. The balance of the policy cash surrender values included in other assets at December 31, 2006 and 2005 is $2,624,201 and $2,534,929, respectively. Income recognized on the policies amounted to $89,272 and $87,170 for the years ended December 31, 2006 and 2005, respectively. The balance of the deferred compensation included in other liabilities at December 31, 2006 and 2005 is $1,092,521 and $903,367, respectively. Expense recognized for executive officer and director deferred compensation amounted to $189,154 and $98,726 for the years ended December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS (Continued)

The Company has a deferred compensation plan for its directors whereby each director may elect to defer receipt of his director fees. The amount of the fees deferred bore interest at a rate of 10% in 2002 through August 31, 2003, 5% the remainder of 2003 through June 30, 2004, and “Prime” plus one from July 2004 through December 31, 2005. Beginning in 2006 the rate is set on an annual basis at the beginning of the year. The rate for 2006 was 8.25%. The total amount of fees deferred in 2006 and 2005 totaled $99,300 and $103,000, respectively. The total amount of interest credited to deferred fees in 2006 and 2005 totaled $37,715 and $22,360, respectively. The balance of the deferred fees plus interest credited at December 31, 2006 and 2005 amounted to $523,419 and $396,602, respectively, and is included in other liabilities.

NOTE 8. STOCK-BASED COMPENSATION

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

At December 31, 2006, there was approximately $147,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION (Continued)

A summary of stock options outstanding as of December 31, 2006 and 2005 is presented in the following table.

	Years Ended December 31,
	2006		2005
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of year	37,665	$13.34	102,867	$12.90
Granted	5,000	19.00	17,000	19.00
Exercised	(665)	14.17	(23,201)	12.73
Cancelled	—	—	(59,001)	14.44

Under option, end of year	42,000	14.00	37,665	13.34

Exercisable, end of year	28,240	$13.06	26,715	$13.00

Weighted average fair value of options granted during the year		$8.04		$11.17

Total intrinsic value of options exercised during the year		$3,212		$145,387

Weighted average remaining contractual term of exercisable options at end of the year		5.57 years		6.80 years

Aggregate intrinsic value of exercisable options at end of the year		$167,724		$160,358

Aggregate intrinsic value of outstanding options at end of the year		$210,035		$213,247

Information pertaining to options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$12.38 – $14.17	37,000	5.10	$13.32	28,240	$13.06
$19	5,000	9.00	19.00	—	—

	42,000	6.17	14.00	28,240	13.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. STOCK-BASED COMPENSATION (Continued)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Years Ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	20%	40.90%
Risk-free interest rate	4.36%	4.21%

NOTE 9. INCOME TAXES

Income tax expense consists of the following:

	Years Ended December 31,
	2006	2005
Current	$1,950,835	$1,423,562
Deferred	(352,121)	(76,537)

Income tax expense	$1,598,714	$1,347,025

The Company’s income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes. A reconciliation of the differences is as follows:

	Years Ended December 31,
	2006	2005
Income taxes at statutory federal rate	$1,536,788	$1,335,418
Tax free interest income	(45,399)	(60,584)
Income from life insurance policies	(30,352)	(29,638)
State income taxes	113,731	103,423
Other	23,946	(1,594)

Income tax expense	$1,598,714	$1,347,025

The components of deferred income taxes are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Loan loss reserves	$814,097	$579,719
Other real estate owned	415	7,547
Deferred compensation	609,789	490,554
Deferred loan fees	159,166	117,320
Securities available for sale	96,212	122,347

	1,679,679	1,317,487

Deferred tax liabilities:
Depreciation	40,528	4,322

Net deferred tax assets	$1,639,151	$1,313,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per share.

	Years Ended December 31,
	2006	2005
Basic Earnings Per Share:
Weighted average common shares outstanding	950,269	936,142

Net income	$2,921,251	$2,580,676

Basic earnings per share	$3.07	$2.76

Diluted Earnings Per Share:
Weighted average common shares outstanding	950,269	936,142
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	3,019	16,925

Total weighted average common shares and common stock equivalents outstanding	953,288	953,067

Net income	$2,921,251	$2,580,676

Diluted earnings per share	$3.06	$2.71

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

	December 31,
	2006	2005
Commitments to extend credit	$56,190,000	$49,994,000
Financial standby letters of credit	346,000	435,000
Other standby letters of credit	183,000	49,000

	$56,719,000	$50,478,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties. As of December 31, 2006 and 2005, the Company had recorded reserves of $152,585 and $152,585, respectively, for potential losses related to unfunded commitments, the balance of which is included in other liabilities in the consolidated balance sheets.

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

At December 31, 2006 and 2005, the carrying amount of liabilities related to the Company’s obligation to perform under letters of credit was insignificant. The Company has not been required to perform on any material letters of credit, and the Company has not incurred any losses on letters of credit for the years ended December 31, 2006 and 2005.

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

Ninety-two percent of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectibility of the loan portfolio is susceptible to changes in market conditions in the Company’s primary market area. The other significant concentrations of credit by type of loan are set forth in Note 3.

In addition, the Company’s loan portfolio has a concentration of loans to customers in the convenience store industry. At December 31, 2006, loans to customers in this industry amounted to approximately $30,000,000 or 13% of the loan portfolio.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of statutory capital, or approximately $3,658,000.

NOTE 13. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2006, dividends of approximately $1,679,000 could be declared without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2006 and 2005, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category. Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following tables.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2006:	(Dollars in Thousands)
Total Capital to Risk Weighted Assets:
Consolidated	$27,006	10.79%	$20,017	8%	$	N/A	N/A
Bank	$28,054	11.23%	$19,993	8%		$24,991	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$23,878	9.54%	$10,009	4%	$	N/A	N/A
Bank	$24,924	9.97%	$9,997	4%		$14,995	6%
Tier I Capital to Average Assets:
Consolidated	$23,878	8.23%	$11,603	4%	$	N/A	N/A
Bank	$24,924	8.61%	$11,585	4%		$14,482	5%

December 31, 2005:
Total Capital to Risk Weighted Assets:
Consolidated	$23,480	11.02%	$17,048	8%	$	N/A	N/A
Bank	$23,997	11.28%	$17,026	8%		$21,283	10%
Tier I Capital to Risk Weighted Assets:
Consolidated	$21,022	9.86%	$8,524	4%	$	N/A	N/A
Bank	$21,539	10.12%	$8,513	4%		$12,770	6%
Tier I Capital to Average Assets:
Consolidated	$21,022	8.34%	$10,068	4%	$	N/A	N/A
Bank	$21,539	8.56%	$10,067	4%		$12,584	5%

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

Accrued Interest: The carrying amounts of accrued interest approximate their fair values.

The carrying amount and estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2006		December 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, interest-bearing deposits in banks, and federal funds sold	$34,774,711	$34,774,711	$27,902,205	$27,902,205
Securities	23,981,166	23,981,166	21,726,256	21,726,256
Loans, net	227,402,850	226,949,255	191,874,873	191,229,120
Accrued interest receivable	1,858,161	1,858,161	1,336,697	1,336,697

Financial liabilities:
Deposits	244,973,333	244,373,373	202,489,391	201,824,118
Other borrowings	28,468,462	28,230,498	28,468,467	28,827,190
Accrued interest payable	2,194,797	2,194,797	1,361,715	1,361,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SUPPLEMENTAL FINANCIAL DATA

Components of other expenses in excess of 1% of total revenue are as follows:

	Years Ended December 31,
	2006	2005
Other expenses:
Deferred compensation	$252,085	$111,930
Accounting & Auditing	107,097	126,041
Data processing	306,034	340,902
Professional Services	102,803	98,659

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income and cash flows of First Georgia Community Corp. as of and for the years ended December 31, 2006 and 2005:

CONDENSED BALANCE SHEETS

	2006	2005
Assets
Cash	$258,757	$775,058
Investment in subsidiary	24,764,470	21,338,018
Other assets	449,303	422,309

Total assets	$25,472,530	$22,535,385

Liabilities
Other borrowings	$6,655,000	$6,655,000
Other liabilities	98,660	60,000

Total liabilities	6,753,660	6,715,000
Stockholders’ equity	18,718,870	15,820,385

Total liabilities and stockholders’ equity	$25,472,530	$22,535,385

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF INCOME

	2006	2005
Income
Interest income	$13,390	$10,794

Total income	13,390	10,794

Expenses
Interest expense	562,527	393,304
Salaries and employee benefits	13,200	13,200
Other expenses	138,874	146,806

Total expenses	714,601	553,310

Loss before income tax benefits and equity in undistributed income of subsidiary	(701,211)	(542,516)
Income tax benefits	(264,608)	(204,700)

Loss before equity in undistributed income of subsidiary	(436,603)	(337,816)
Equity in undistributed income of subsidiary	3,357,854	2,918,492

Net income	$2,921,251	$2,580,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005
OPERATING ACTIVITIES
Net income	$2,921,251	$2,580,676
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary	(3,357,854)	(2,918,492)
Net other operating activities	11,666	(23,214)

Net cash used in operating activities	(424,937)	(361,030)

INVESTING ACTIVITIES
Investment in subsidiary	—	(2,000,000)

Net cash used in investing activities	—	(2,000,000)

FINANCING ACTIVITIES
Net increase in other borrowings	—	1,500,000
Retirement of stock	(100,787)	—
Proceeds from exercise of stock options	9,423	295,431

Net cash provided by (used in) financing activities	(91,364)	1,795,431

Net decrease in cash	(516,301)	(565,599)

Cash at beginning of year	775,058	1,340,657

Cash at end of year	$258,757	$775,058

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

FIRST GEORGIA COMMUNITY CORP.

By:	/s/ Emory B. Lewis
Emory B. Lewis
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2007.

Signature	Title

/s/ Emory B. Lewis	President and Chief Executive Officer
Emory B. Lewis*

/s/ Charles W. Carter	Director
Charles W. Carter

/s/ Alfred D. Fears, Jr.	Director
Alfred D. Fears, Jr.

/s/ William B. Jones	Director
William B. Jones

/s/ Harry Lewis	Director
Harry Lewis

/s/ Joey McClelland	Director
Joey McClelland

/s/ Alexander Pollack	Director
Alexander Pollack

/s/ James H. Warren	Director
James H. Warren

/s/ George L. Weaver	Director
George L. Weaver

/s/ Elaine Kendrick	Chief Financial Officer
Elaine Kendrick **

*	Principal Executive Officer
**	Principal Financial and Accounting Officer