Form 10QSB
period 2007-03-31
FIRST GEORGIA COMMUNITY CORP
filed 2007-05-15
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2007: 953,148; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

Assets
Cash and due from banks	$3,526,095
Interest-bearing deposits in banks	1,889,084
Federal funds sold	35,520,000
Securities available-for-sale, at fair value	23,190,642
Restricted equity securities, at cost	1,772,950

Loans	229,873,017
Less allowance for loan losses	2,963,304

Loans, net	226,909,713

Premises and equipment	3,471,530
Other assets	7,355,746

Total assets	$303,635,760

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$18,196,774
Interest-bearing	232,464,921

Total deposits	250,661,695
Other borrowings	28,468,467
Other liabilities	5,006,099

Total liabilities	284,136,261

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized;
946,908 shares issued and outstanding	4,734,540
Capital surplus	5,292,404
Retained earnings	9,608,013
Accumulated other comprehensive loss	(135,458)

Total stockholders’ equity	19,499,499

Total liabilities and stockholders’ equity	$303,635,760

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans	$5,307,370	$4,145,035
Taxable securities	233,298	193,358
Nontaxable securities	40,798	40,336
Deposits in banks	16,208	13,140
Federal funds sold	419,240	163,573

Total interest income	6,016,914	4,555,442

Interest expense
Deposits	2,926,224	1,588,240
Other borrowings	415,310	393,678

Total interest expense	3,341,534	1,981,918

Net interest income	2,675,380	2,573,524
Provision for loan losses	—	6,100

Net interest income after provision for loan losses	2,675,380	2,567,424

Other income
Service charges on deposit accounts	229,735	185,067
Other operating income	52,254	47,503

Total other income	281,989	232,570

Other expenses
Salaries and employee benefits	991,044	758,010
Occupancy and equipment expenses	206,304	190,372
Other operating expenses	600,168	586,974

Total other expenses	1,797,516	1,535,356

Net income before income taxes	1,159,853	1,264,638
Income tax expense	413,300	453,385

Net income	746,553	811,253

Other comprehensive income (loss) :
Unrealized gains (losses) on securities available-for-sale arising during period, net of tax	23,195	(84,082)

Comprehensive income	$769,748	$727,171

Basic earnings per share	$0.79	$0.85

Diluted earnings per share	$0.78	$0.85

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$746,553	$811,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,935	103,180
Provision for loan losses	—	6,100
Deferred compensation	38,400	31,696
Loss on sale of other real estate owned	5,104	—
(Increase) decrease in interest receivable	(250,628)	198,991
Increase (decrease) in interest payable	212,376	(126,398)
Stock based compensation	10,881	—
Net other operating activities	(284,834)	46,394

Net cash provided by operating activities	574,787	1,071,216

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(622,704)	684,653
Purchases of securities available-for-sale	(1,037,091)	—
Proceeds from maturities of securities available-for-sale	118,462	77,443
Purchase of restricted equity securities	(32,000)	(100,300)
Net increase in federal funds sold	(6,109,000)	(2,578,000)
Net decrease in loans	214,180	4,482,226
Proceeds from sale of other real estate owned	678,860	—
Purchase of premises and equipment	(45,097)	(16,887)

Net cash provided by (used in) investing activities	(6,834,390)	2,549,135

FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,688,362	(8,210,709)
Net increase (decrease) in other borrowings	5	(21,260)
Proceeds from exercise of stock options	—	9,423

Net cash provided by (used in) financing activities	5,688,367	(8,222,546)

Net decrease in cash and due from banks	(571,236)	(4,602,195)
Cash and due from banks, beginning of period	4,097,331	7,202,634

Cash and due from banks, end of period	$3,526,095	$2,600,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:

Interest	$3,129,158	$2,108,316

Income taxes	$118,848	$201,613

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$833,821	$—

Financed sale of other real estate owned	$554,864	$—

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

The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

The Company recorded stock compensation expense during the three months ended March 31, 2007 and 2006, totaling $10,881 and $0, respectively.

At March 31, 2007, there was approximately $53,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately two years.

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to director and certain key employees.

A summary of stock options outstanding as of March 31, 2007 and 2006 is presented in the following table.

	Three Months Ended March 31,
	2007		2006
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	42,000	$14.00	37,665	$13.34
Granted	—	—	5,000	19.00
Exercised	—	—	(665)	14.17
Cancelled	(8,760)	14.17	—	—

Under option, end of period	33,240	13.95	42,000	14.00

Exercisable, end of period	28,740	$13.16	26,050	$12.97

Weighted average fair value of options granted during the period	N/A		$8.04

Total intrinsic value of options exercised during the period	N/A		$3,212

Weighted average remaining contractual term of exercisable options at end of the period	5.84 years		6.24 years

Aggregate intrinsic value of exercisable options at end of the period	$167,724		$157,146

Aggregate intrinsic value of outstanding options at end of the period	$167,724		$210,035

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended March 31,
	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	946,908	954,672

Net income	$746,553	$811,253

Basic earnings per share	$.79	$.85

Diluted Earnings Per Share:
Weighted average common shares outstanding	946,908	954,672
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	11,614	2,392

Total weighted average common shares and common stock equivalents outstanding	958,522	957,064

Net income	$746,553	$811,253

Diluted earnings per share	$.78	$.85

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2007 as compared to 1.29% at December 31, 2006. See “Results of Operations for the Three Months Ended March 31, 2007 and 2006” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of March 31, 2007, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 20.03%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

The outstanding loans continue to be maintained at a level that requires the use of brokered deposits as a funding source. Total brokered deposits amounted to $91 million, or approximately 36% of total deposits, as of March 31, 2007. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At March 31, 2007, the Company and First Georgia Community Bank were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.22%	8.62%	4.00%
Risk-based capital ratios:
Core capital	9.83	10.29	4.00
Total capital	11.07	11.53	8.00

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

March 31, 2007
Commitments to extend credit	$52,149,000
Letters of credit	569,000

$52,718,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$3,526	$4,097
Interest-bearing deposits in banks	1,889	1,266
Federal funds sold	35,520	29,411
Securities	24,964	23,981
Loans, net	226,910	227,403
Premises and equipment	3,471	3,518
Other assets	7,356	7,252

	$303,636	$296,928

Deposits	$250,662	$244,973
Other borrowings	28,469	28,469
Other liabilities	5,006	4,767
Stockholders’ equity	19,499	18,719

	$303,636	$296,928

Our assets increased by 2.26% during the first quarter of 2007. Gross loans outstanding decreased approximately $0.5 million during the first quarter of 2007. Deposits increased by $5.7 million and Federal funds sold increased $6.1 million. We continue to fund a significant portion of our loans with brokered out of territory funds. Our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $747,000, decreases on losses on securities available for sale, net of tax, of $23,000 and recognition of stock based compensation of $11,000.

Results of Operations For The Three Months Ended March 31, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Interest income	$6,017	$4,555
Interest expense	3,342	1,982

Net interest income	2,675	2,573
Provision for loan losses	—	6
Other income	282	233
Other expense	1,797	1,535

Pretax income	1,160	1,265
Income taxes	413	454

Net income	$747	$811

Our net interest income has increased by $102,000 in the first quarter of 2007 as compared to the same period in 2006. Our net interest margin was 4.00% in the first quarter of 2007 as compared to 4.65% for the first quarter of 2006 and 4.64% for the entire year of 2006. The increase in net interest income was due to the increase in volume of earning assets in the first quarter of 2007. Our cost of funds increased to 4.82% in the first quarter of 2007 as compared to 3.62% in the first quarter of 2006. The decrease in net income for the first quarter of 2007 as compared to the first quarter of 2006 was primarily due to a reduction in compensation expense for the first quarter of 2006. Compensation expense for the first quarter of 2006 was impacted by a reduction in staffing as a result of the transition of management in the fourth quarter of 2005.

The provision for loan losses decreased by $6,000 in the first quarter of 2007, when compared to the same period in 2006. This decrease was due to the reduction of loans and nonperforming loans. The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2007 as compared to 1.29% at December 31, 2006. Recoveries for the first quarter of 2007 were $6,000 as compared to $13,000 in 2006 and charge-offs for the first quarter of 2007 were $20,000 as compared to $0 in 2006. As of March 31, 2007, we had nonperforming loans and assets of $2,925,000 as compared to $317,000 at December 31, 2006. Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management has reviewed the potential problem loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.

Information with respect to nonaccrual, past due and restructured loans at March 31, 2007 and 2006 is as follows:

	March 31,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$2,458	$443
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	1,372	1,248
Restructured loans	0	0
Potential problem loans	11,831	4,949
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	10	10
Interest income that was recorded on nonaccrual and restructured loans	43	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. The increase in nonaccrual loans and potential problem loans are primarily related to two related credits secured by commercial real estate. These loans have been foreclosed on during the second quarter and negotiations are in progress to return these assets to earning status.

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

Information regarding certain loans and allowance for loan loss data through March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$229,401	$190,326

Balance of allowance for loan losses at beginning of period	$2,977	$2,305

Loans charged off
Commercial and financial	(18)	—
Real estate mortgage	—	—
Installment	(2)	—

	(20)	—

Loans recovered
Commercial and financial	—	—
Real estate mortgage	3	11
Installment	3	2

	6	13

Net (charge-offs)/recoveries	(14)	13

Additions to allowance charged to operating expense during period	—	6

Balance of allowance for loan losses at end of period	$2,963	$2,324

Ratio of net loans (charged-off)/recovered during the period to average loans outstanding	(.01)%	.01%

Other income has increased in the first quarter of 2007 as compared to the same period in 2006 by $49,000 due primarily to an increase in service charges on deposits of $45,000.

Other expenses increased in the first quarter of 2007 as compared to the same period in 2006 by $262,000. The net increase was due to an increase in salaries and employee benefits of $233,000, occupancy and equipment expenses increased by $16,000, and other operating increased by $13,000.

We have provided for income taxes at an effective tax rate of 36% and 36% including state income taxes for the first quarters of 2007 and 2006.

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

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: May 15, 2007	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O.
(Principal Executive Officer)

DATE: May 15, 2007	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)