Form 10QSB
period 2007-06-30
FIRST GEORGIA COMMUNITY CORP
filed 2007-08-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2007: 953,648; $5 par value

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

PART I—FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Unaudited)

Assets
Cash and due from banks	$3,726,096
Interest-bearing deposits in banks	2,247,022
Federal funds sold	29,768,000
Securities available-for-sale, at fair value	22,721,561
Restricted equity securities, at cost	1,774,050

Loans	232,743,925
Less allowance for loan losses	2,517,165

Loans, net	230,226,760

Premises and equipment	3,450,954
Other assets	8,766,621

Total assets	$302,681,064

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$17,990,263
Interest-bearing	225,652,812

Total deposits	243,643,075
Other borrowings	34,968,467
Other liabilities	4,186,017

Total liabilities	282,797,559

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 953,648 shares issued and outstanding	4,768,240
Capital surplus	5,365,091
Retained earnings	10,033,160
Accumulated other comprehensive loss	(282,986)

Total stockholders’ equity	19,883,505

Total liabilities and stockholders’ equity	$302,681,064

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans	$5,226,946	$4,547,117	$10,534,316	$8,692,152
Taxable securities	236,614	191,073	469,912	371,291
Nontaxable securities	40,802	40,346	81,600	80,682
Deposits in banks	23,984	9,716	40,192	22,856
Federal funds sold	412,991	193,764	832,231	357,337

Total interest income	5,941,337	4,982,016	11,958,251	9,524,318

Interest expense
Deposits	3,040,328	1,808,525	5,966,552	3,396,765
Other borrowings	423,639	407,510	838,949	801,188

Total interest expense	3,463,967	2,216,035	6,805,501	4,197,953

Net interest income	2,477,370	2,765,981	5,152,750	5,326,365
Provision for loan losses	255,000	150,000	255,000	156,100

Net interest income after provision for loan losses	2,222,370	2,615,981	4,897,750	5,170,265

Other income
Service charges on deposit accounts	238,952	212,303	468,687	397,370
Other operating income	69,316	33,349	121,570	80,852

Total other income	308,268	245,652	590,257	478,222

Other expenses
Salaries and employee benefits	963,612	881,197	1,954,656	1,639,207
Occupancy and equipment expenses	200,156	200,171	406,460	390,543
Other operating expenses	730,050	642,707	1,330,218	1,216,541

Total other expenses	1,893,818	1,724,075	3,691,334	3,246,291

Net income before income taxes	636,820	1,137,558	1,796,673	2,402,196
Income tax expense	211,673	409,666	624,973	863,051

Net income	425,147	727,892	1,171,700	1,539,145

Other comprehensive loss :
Unrealized losses on securities available-for-sale arising during period, net of tax	(147,528)	(146,011)	(124,333)	(230,093)

Comprehensive income	$277,619	$581,881	$1,047,367	$1,309,052

Basic earnings per share	$0.45	$0.76	$1.23	$1.61

Diluted earnings per share	$0.44	$0.76	$1.22	$1.61

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$1,171,700	$1,539,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,952	188,469
Net increase in loans held for sale	—	(272,584)
Provision for loan losses	255,000	156,100
Deferred compensation	53,214	53,521
Loss on sale of other real estate owned	5,104	—
(Increase) decrease in interest receivable	147,972	(247,471)
Decrease in interest payable	(256,810)	(16,247)
Recognition of stock based compensation	21,762	16,500
Net other operating activities	(731,698)	(477,227)

Net cash provided by operating activities	851,196	940,206

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(980,642)	637,982
Purchases of securities available-for-sale	(1,955,747)	(1,910,000)
Proceeds from maturities of securities available-for-sale	1,270,877	230,312
Purchase of restricted equity securities	(33,100)	(100,300)
Net increase in federal funds sold	(357,000)	(9,549,000)
Net increase in loans	(4,996,725)	(10,861,766)
Proceeds from sale of other real estate owned	678,860	205,513
Purchase of premises and equipment	(114,207)	(75,107)

Net cash used in investing activities	(6,487,684)	(21,422,366)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,330,258)	17,360,192
Net increase in other borrowings	6,500,005	—
Retirement of stock	—	(100,788)
Proceeds from exercise of stock options	95,506	9,423

Net cash provided by financing activities	5,265,253	17,268,827

Net decrease in cash and due from banks	(371,235)	(3,213,333)

Cash and due from banks, beginning of period	4,097,331	7,202,634

Cash and due from banks, end of period	$3,726,096	$3,989,301

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid (received) during period for:

Interest	$7,062,311	$4,214,200

Income taxes	$541,056	$718,613

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$2,569,283	$263,108

Financed sale of other real estate owned	$651,468	$—

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

The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLAN

The Company recorded stock compensation expense during the three months ended June 30, 2007 and 2006, totaling $10,881 and $16,500, respectively. Stock compensation expense recorded during the six months ended June 30, 2007 and 2006 totaled $21,762 and $16,500, respectively.

At June 30, 2007, there was approximately $42,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately two years.

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to directors and certain key employees.

A summary of stock options outstanding as of June 30, 2007 and 2006 is presented in the following table.

	Six Months Ended June 30,
	2007		2006
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	42,000	$14.00	37,665	$13.34
Granted	—	—	5,000	19.00
Exercised	(6,740)	14.17	(665)	14.17
Cancelled	(8,760)	14.17	—	—

Under option, end of period	26,500	13.90	42,000	14.00

Exercisable, end of period	22,000	$12.86	28,240	$13.06

Weighted average fair value of options granted during the period	N/A		$8.04

Total intrinsic value of options exercised during the period	$32,554		$3,212

Weighted average remaining contractual term of exercisable options at end of the period	4.86 years		6.07 years

Aggregate intrinsic value of exercisable options at end of the period	$135,170		$167,724

Aggregate intrinsic value of outstanding options at end of the period	$135,170		$210,035

NOTE 3. EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended June 30,
	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	953,637	952,709

Net income	$425,147	$727,892

Basic earnings per share	$.45	$.76

Diluted Earnings Per Share:
Weighted average common shares outstanding	953,637	952,709
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	11,160	2,631

Total weighted average common shares and common stock equivalents outstanding	964,797	955,340

Net income	$425,147	$727,892

Diluted earnings per share	$.44	$.76

	Six Months Ended June 30,
	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	950,291	954,790

Net income	$1,171,700	$1,539,145

Basic earnings per share	$1.23	$1.61

Diluted Earnings Per Share:
Weighted average common shares outstanding	950,291	954,790
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	10,634	3,156

Total weighted average common shares and common stock equivalents outstanding	960,925	957,946

Net income	$1,171,700	$1,539,145

Diluted earnings per share	$1.22	$1.61

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, without limitation: the effects of future economic conditions; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; interest rate risks; the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet. For additional information regarding risks and uncertainties we face, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.08% at June 30, 2007 as compared to 1.29% at December 31, 2006. See “Results of Operations for the Six Months Ended June 30, 2007 and 2006” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of June 30, 2007, our liquidity ratio, as determined under guidelines established by bank regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 16.67%. As we grow, we will continue to monitor liquidity and make adjustments as deemed necessary.

Total brokered deposits amounted to $77 million, or approximately 31% of total deposits, as of June 30, 2007. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At June 30, 2007, our capital ratios were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.92%	8.74%	4.00%
Risk-based capital ratios:
Core capital	10.56	10.35	4.00
Total capital	14.07	11.39	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

	June 30, 2007	June 30, 2006
Commitments to extend credit	$50,112,000	$70,641,000
Letters of credit	606,000	567,000

	$50,718,000	$71,208,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$3,726	$4,097
Interest-bearing deposits in banks	2,247	1,266
Federal funds sold	29,768	29,411
Securities	24,495	23,981
Loans, net	230,227	227,403
Premises and equipment	3,451	3,518
Other assets	8,767	7,252

	$302,681	$296,928

Deposits	$243,643	$244,973
Other borrowings	34,968	28,469
Other liabilities	4,186	4,767
Stockholders’ equity	19,884	18,719

	$302,681	$296,928

Our assets increased by 1.94% during the first six months of 2007. Gross loans outstanding increased approximately $2.8 million during the first six months of 2007. Deposits decreased by $1.3 million and Federal funds sold increased by $0.4 million. We continue to fund a significant portion of our loans with brokered out of market funds. Our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $1,172,000, exercise of stock options of $95,000 and recognition of stock based compensation of $22,000, partially offset by an increase in unrealized losses on securities available for sale, net of tax, of $124,000.

Results of Operations For The Three Months Ended June 30, 2007 and 2006 and for the Six Months Ended June 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$5,941	$4,982
Interest expense	3,464	2,216

Net interest income	2,477	2,766
Provision for loan losses	255	150
Other income	308	246
Other expense	1,893	1,724

Pretax income	637	1,138
Income taxes	212	410

Net income	$425	$728

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$11,958	$9,524
Interest expense	6,805	4,198

Net interest income	5,153	5,326
Provision for loan losses	255	156
Other income	590	478
Other expense	3,691	3,246

Pretax income	1,797	2,402
Income taxes	625	863

Net income	$1,172	$1,539

Our net interest income has decreased by $289,000 and $173,000 for the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. Our net interest margin was 3.91% during the first six months of 2007 as compared to 4.75% for the first six months of 2006 and 4.64% for the entire year of 2006. The decrease in net interest income was due to the cost of funds increasing faster than the yield on earning assets. Our cost of funds has increased to 4.85% in the first six months of 2007 as compared to 3.77% in the first six months of 2006.

The provision for loan losses increased by $105,000 and $99,000 in the second quarter and first six months of 2007, respectively, when compared to the same periods in 2006. The allowance for loan losses as a percentage of total loans was 1.08% at June 30, 2007 as compared to 1.29% at December 31, 2006. Recoveries for the first six months of 2007 were $11,000 as compared to $94,000 in 2006 and charge-offs for the first six months of 2007 were $726,000 as compared to $61,000 in 2006. As of June 30, 2007, we had nonperforming loans and assets of $5,992,000 as compared to $317,000 at December 31, 2006. Management has reviewed the non-accrual loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management has reviewed the potential problem loans individually and determined that the likelihood of any significant loss of principal is mitigated due to the value of the collateral securing these loans.

Information with respect to nonaccrual, past due and restructured loans at June 30, 2007 and 2006 is as follows:

	June 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$3,896	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	495	365
Restructured loans	0	0
Potential problem loans	7,743	4,021
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	125	8
Interest income that was recorded on nonaccrual and restructured loans	43	20

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. The increase in nonaccrual loans and potential problem loans are primarily related to six credits secured by real estate. Management currently is in the process of evaluating the collateral position of these credits. Currently management is unaware of any significant loss exposure related to these six credits.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$230,201	$196,853

Balance of allowance for loan losses at beginning of period	$2,977	$2,305

Loans charged off
Commercial and financial	(18)	—
Real estate mortgage	(705)	(61)
Installment	(3)	—

	(726)	(61)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	7	89
Installment	4	5

	11	94

Net (charge offs) recoveries	(715)	33

Additions to allowance charged to operating expense during period	255	156

Balance of allowance for loan losses at end of period	$2,517	$2,494

Ratio of net loans (charged off) recovered during the period to average loans outstanding	(.31)%	.02%

Other income has increased by $62,000 and $112,000 for the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. Year to date increases in service charges on deposits of $71,000 and check printing upcharges of $23,000 accounted for the majority of the increases.

Other expenses increased by $169,000 and $445,000 for the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006. Salaries and employee benefits increased by $82,000 and $315,000 for the second quarter and first six months of 2007 as compared to the same periods in 2006. Occupancy and equipment expenses were basically the same for the second quarter but increased by $16,000 during the first six months of 2007 as compared to the same periods in 2006. Other operating expenses increased $87,000 and $114,000.

We have provided for income taxes at an effective rate of 35% and 36% including state income taxes for the first six months of 2007 and 2006, respectively.

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

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The annual meeting of the stockholders of the Company was held on May 24, 2007.

(b)	The following directors were selected at the meeting to serve a one-year term for the upcoming year:

Charles W. Carter	Joey McClelland
Alfred D. Fears, Jr.	Alexander Pollack
William B. Jones	James H. Warren
Emory B. Lewis	George L. Weaver
Harry Lewis

The shares represented at the meeting (597,492 or 62.65%) voted as follows:

Item (b) # of Shares
For	597,392
Withhold	—
Abstained	100

Total	597,492

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

(a) Exhibits.

31.1	Certification of Chief Executive Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-15(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA COMMUNITY CORP.
(Registrant)

DATE: August 13, 2007	BY:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O.
(Principal Executive Officer)

DATE: August 13, 2007	BY:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer
(Principal Financial and Accounting Officer)