Form 10QSB
period 2007-09-30
FIRST GEORGIA COMMUNITY CORP
filed 2007-11-14
CIK 1024132

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 5, 2007: 953,648; $5 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheet - September 30, 2007	3

	Consolidated Statements of Income and Comprehensive Income - Three Months Ended September 30, 2007 and 2006 and Nine Months Ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 1 – Legal Proceedings	17

	Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds	17

	Item 3 – Defaults Upon Senior Securities	17

	Item 4 – Submission of Matters to a Vote of Security Holders	17

	Item 5 – Other Information	17

	Item 6 – Exhibits	17

	Signatures	18

PART I—FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

Assets
Cash and due from banks	$3,694,295
Interest-bearing deposits in banks	6,215,782
Federal funds sold	35,282,000
Securities available-for-sale, at fair value	23,297,994
Restricted equity securities, at cost	1,774,050

Loans	222,743,644
Less allowance for loan losses	3,375,685

Loans, net	219,367,959

Premises and equipment	4,245,823
Other assets	13,315,637

Total assets	$307,193,540

Liabilities and Stockholders' Equity
Deposits
Noninterest-bearing	$23,001,038
Interest-bearing	225,165,286

Total deposits	248,166,324
Other borrowings	35,226,471
Other liabilities	4,163,261

Total liabilities	287,556,056

Commitments and contingencies

Stockholders’ equity
Common stock, par value $5; 10,000,000 shares authorized; 953,648 shares issued and outstanding	4,768,240
Capital surplus	5,375,972
Retained earnings	9,544,116
Accumulated other comprehensive loss	(50,844)

Total stockholders’ equity	19,637,484

Total liabilities and stockholders’ equity	$307,193,540

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans	$4,940,336	$5,040,401	$15,474,652	$13,732,553
Taxable securities	250,121	207,548	720,033	578,839
Nontaxable securities	40,787	40,396	122,387	121,078
Deposits in banks	27,896	10,387	68,088	33,243
Federal funds sold	414,824	324,506	1,247,055	681,843

Total interest income	5,673,964	5,623,238	17,632,215	15,147,556

Interest expense
Deposits	3,032,317	2,390,520	8,998,869	5,787,285
Other borrowings	549,045	419,300	1,387,994	1,220,488

Total interest expense	3,581,362	2,809,820	10,386,863	7,007,773

Net interest income	2,092,602	2,813,418	7,245,352	8,139,783
Provision for loan losses	1,070,000	465,000	1,325,000	621,100

Net interest income after provision for loan losses	1,022,602	2,348,418	5,920,352	7,518,683

Other income
Service charges on deposit accounts	229,711	226,990	698,398	624,360
Other operating income	117,761	49,258	239,331	130,110

Total other income	347,472	276,248	937,729	754,470

Other expenses
Salaries and employee benefits	1,058,329	957,282	3,012,985	2,596,489
Occupancy and equipment expenses	216,288	195,226	622,748	585,769
Other operating expenses	934,975	570,401	2,265,193	1,786,942

Total other expenses	2,209,592	1,722,909	5,900,926	4,969,200

Net income (loss) before income taxes	(839,518)	901,757	957,155	3,303,953

Income tax expense (benefit)	(350,474)	316,639	274,499	1,179,690

Net income (loss)	(489,044)	585,118	682,656	2,124,263

Other comprehensive income:
Unrealized gains on securities available-for-sale arising during period, net of tax	183,314	263,732	58,981	33,639
Deferred gains on derivative instruments arising during period, net of tax	48,828	—	48,828	—

Comprehensive income (loss)	$(256,902)	$848,850	$790,465	$2,157,902

Basic earnings (loss) per share	$(0.51)	$0.62	$0.72	$2.22

Diluted earnings (loss) per share	$(0.51)	$0.62	$0.71	$2.22

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST GEORGIA COMMUNITY CORP. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$682,656	$2,124,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	276,181	276,377
Net increase in loans held for sale	—	(393,823)
Provision for loan losses	1,325,000	621,100
Deferred compensation	79,821	86,776
(Gain) loss on sale of other real estate owned	5,104	(1,775)
Increase in interest receivable	(203,358)	(398,830)
Increase (decrease) in interest payable	(238,386)	338,450
Increase (decrease) in taxes payable	(985,557)	392,422
Recognition of stock based compensation	32,642	25,500
Net other operating activities	(711,358)	(1,190,665)

Net cash provided by operating activities	262,745	1,879,795

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits in banks	(4,949,402)	688,673
Purchases of securities available-for-sale	(3,718,003)	(1,916,081)
Proceeds from maturities of securities available-for-sale	2,748,402	290,260
Purchase of restricted equity securities	(33,100)	(100,300)
Net increase in federal funds sold	(5,871,000)	(14,641,000)
Net (increase) decrease in loans	1,429,483	(25,208,941)
Proceeds from sale of other real estate owned	678,860	235,515
Purchase of premises and equipment	(997,527)	(95,550)

Net cash used in investing activities	(10,712,287)	(40,747,424)

FINANCING ACTIVITIES
Net increase in deposits	3,192,991	36,461,719
Net increase (decrease) in other borrowings	6,758,009	(896,221)
Retirement of stock	—	(100,787)
Proceeds from exercise of stock options	95,506	9,423

Net cash provided by financing activities	10,046,506	35,474,134

Net decrease in cash and due from banks	(403,036)	(3,393,495)

Cash and due from banks, beginning of period	4,097,331	7,202,634

Cash and due from banks, end of period	$3,694,295	$3,809,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during period for:

Interest	$10,625,249	$6,669,323

Income taxes	$1,269,056	$1,174,613

NONCASH TRANSACTIONS
Principal balance of loans transferred to other real estate owned	$5,931,876	$495,837

Financed sales of other real estate owned	$651,468	$—

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

The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLAN

The Company recorded stock compensation expense during the three months ended September 30, 2007 and 2006, totaling $10,880 and $9,000, respectively. Stock compensation expense recorded during the nine months ended September 30, 2007 and 2006 totaled $32,642 and $25,500, respectively.

At September 30, 2007, there was approximately $31,000 of unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized as expense over the future vesting period of approximately two years.

The Company has a stock incentive plan and has reserved 750,000 shares of common stock for issuance pursuant to awards granted under the plan. The plan provides for the granting of stock options, stock appreciation rights, stock awards and other stock incentives to directors and certain key employees.

A summary of stock options outstanding as of September 30, 2007 and 2006 is presented in the following table.

	Nine Months Ended September 30,
	2007		2006
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price
Under option, beginning of period	42,000	$14.00	37,665	$13.34
Granted	—	—	5,000	19.00
Exercised	(6,740)	14.17	(665)	14.17
Cancelled	(8,760)	14.17	—	—

Under option, end of period	26,500	13.90	42,000	14.00

Exercisable, end of period	22,000	$12.86	28,240	$13.06

Weighted average fair value of options granted during the period	N/A		$8.04

Total intrinsic value of options exercised during the period	$32,554		$3,212

Weighted average remaining contractual term of exercisable options at end of the period	4.61 years		6.07 years

Aggregate intrinsic value of exercisable options at end of the period	$135,170		$167,724

Aggregate intrinsic value of outstanding options at end of the period	$135,170		$210,035

NOTE 3.	EARNINGS PER SHARE

Presented below is a summary of the components used to calculate basic and diluted earnings per common share.

	Three Months Ended September 30,
	2007	2006
Basic Earnings (Loss) Per Share:
Weighted average common shares outstanding	953,648	946,908

Net income (loss)	$(489,044)	$585,118

Basic earnings (loss) per share	$(.51)	$.62

Diluted Earnings (Loss) Per Share:
Weighted average common shares outstanding	953,648	946,908
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	11,730	2,631

Total weighted average common shares and common stock equivalents outstanding	965,378	949,539

Net income (loss)	$(489,044)	$585,118

Diluted earnings (loss) per share	$(.51)	$.62

	Nine Months Ended September 30,
	2007	2006
Basic Earnings Per Share:
Weighted average common shares outstanding	951,422	954,830

Net income	$682,656	$2,124,263

Basic earnings per share	$.72	$2.22

Diluted Earnings Per Share:
Weighted average common shares outstanding	951,422	954,830
Net effect of the assumed exercise of stock options based on the treasury stock method using average market prices for the year	10,120	3,146

Total weighted average common shares and common stock equivalents outstanding	961,542	957,976

Net income	$682,656	$2,124,263

Diluted earnings per share	$.71	$2.22

NOTE 4.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s asset-liability management policy allows the use of certain derivative and financial instruments for hedging purposes in managing the Company’s interest rate risk. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. The most common derivative instruments include interest rate swaps, caps, floors and collars. The Company accounts for its derivative financial instruments under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and as such, the fair value of the floor is included in other assets in the Consolidated Balance Sheets.

In August 2007, the Company entered into two derivative instruments, a $20 million notional amount, 3-year, Prime + 1% swap contract for 7.58% fixed and a $15 million notional amount, 3-year, Prime + 0.50% swap contract for 7.58% fixed to hedge against interest rate risk in a declining rate environment. The contracts are classified as a hedge of an exposure to changes in the cash flows of a recognized asset (“cash flow hedge”). As a cash flow hedge, the portion of a change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. At September 30, 2007, the Company reported a $49,000 gain, net of tax, in other comprehensive income related to cash flow hedges. The Company documents, both at inception and periodically over the life of the hedge, its analysis of actual and expected hedge effectiveness. To the extent that the hedge of future cash flows is deemed ineffective, changes in the fair value of the derivative are recognized in earnings as a component of other non-interest expense. For the three and nine month periods ended September 30, 2007, there was no ineffectiveness recognized in other non-interest expense attributable to cash flow hedges. A summary of the Company’s derivative financial instruments at September 30, 2007 is shown in the following table:

	Notional amount	Fixed swap rate	Maturity in months	Estimated fair value at September 30, 2007	Net unrealized gains
Derivatives Designated as Cash Flow Hedges:
Hedging cash flows on prime-based floating rate loans	$35,000,000	7.58%	35	$78,000	$49,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

In connection with our application of accounting principles generally accepted in the United States, we make judgments and estimates that, in the case of determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally adjusted for certain qualitative factors. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. The allowance for loan losses as a percentage of total loans was 1.52% at September 30, 2007 as compared to 1.29% at December 31, 2006. See “Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006” for more information about the effect of the allowance and provision for loan losses.

Liquidity and Capital Resources

As of September 30, 2007, our liquidity ratio, as determined under guidelines established by regulatory authorities, was satisfactory. We consider our liquidity to be adequate to meet operating and loan funding requirements. The liquidity ratio (i.e. cash, short-term assets and marketable assets divided by deposits and other borrowings) was approximately 21.89%. We will continue to monitor liquidity and make adjustments as deemed necessary.

Total brokered deposits amounted to $67 million, or approximately 27% of total deposits, as of September 30, 2007. These deposits are readily obtainable at rates not significantly different from rates that we pay on deposits in our local market.

At September 30, 2007, we were well capitalized based on regulatory minimum capital requirements. The minimum capital requirements and our actual capital ratios on a consolidated and bank-only basis, as of September 30, 2007 were as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	8.13%	8.62%	4.00%
Risk-based capital ratios:
Core capital	9.78%	10.36%	4.00%
Total capital	11.03%	11.61%	8.00%

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments is as follows:

	September 30, 2007	September 30, 2006
Commitments to extend credit	$43,076,000	$60,919,000
Letters of credit	548,000	378,000

	$43,624,000	$61,297,000

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

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Cash and due from banks	$3,694	$4,097
Interest-bearing deposits in banks	6,216	1,266
Federal funds sold	35,282	29,411
Securities	25,072	23,981
Loans, net	219,368	227,403
Premises and equipment	4,246	3,518
Other assets	13,316	7,252

	$307,194	$296,928

Deposits	$248,166	$244,973
Other borrowings	35,227	28,469
Other liabilities	4,163	4,767
Stockholders’ equity	19,638	18,719

	$307,194	$296,928

Our assets increased by 3.46% during the first nine months of 2007. Gross loans outstanding decreased approximately $8.0 million during the first nine months of 2007. Management is aware and recognizes the deterioration of the residential real estate construction and acquisition and development sector, which contributed to this decline. It is anticipated that this deterioration could result in a continued decline in gross loans. Deposits increased by $3.2 million and Federal funds sold increased by $5.9 million. We continue to fund a significant portion of our loans with brokered out of territory funds. Our loans to available funds ratio has remained in the 75% to 85% range. Our total equity has increased by year-to-date net income of $683,000, exercise of stock options of $95,000, recognition of stock based compensation of $33,000 and by an increase in other comprehensive income, net of tax, of $108,000.

Results of Operations For The Three Months Ended September 30, 2007 and 2006 and for the Nine Months Ended September 30, 2007 and 2006

Following is a summary of our operations for the periods indicated.

	Three Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$5,674	$5,623
Interest expense	3,581	2,810

Net interest income	2,093	2,813
Provision for loan losses	1,070	465
Other income	347	277
Other expense	2,209	1,723

Pretax income	(839)	902
Income tax expense (benefit)	(350)	317

Net income (loss)	$(489)	$585

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Interest income	$17,632	$15,148
Interest expense	10,387	7,008

Net interest income	7,245	8,140
Provision for loan losses	1,325	621
Other income	938	754
Other expense	5,901	4,969

Pretax income	957	3,304
Income taxes	274	1,180

Net income	$683	$2,124

Our net interest income has decreased by $720,000 and $895,000 for the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. Our net interest margin was 3.36% during the first nine months of 2007 as compared to 4.80% for the first nine months of 2006 and 4.64% for the entire year of 2006. The decrease in net interest income was due to an increase in non-accrual loans and the reversal of previously accrued but uncollected interest associated with them, as well as the cost of funds increasing faster than the yield on earning assets. Our cost of funds has increased to 4.84% in the first nine months of 2007 as compared to 3.87% in the first nine months of 2006.

The provision for loan losses increased by $605,000 and $704,000 in the third quarter and first nine months of 2007, respectively, when compared to the same periods in 2006. The allowance for loan losses as a percentage of total loans was 1.52% at September 30, 2007 as compared to 1.29% at December 31, 2006. Recoveries for the first nine months of 2007 were $16,000 as compared to $101,000 in 2006 and charge-offs for the first nine months of 2007 were $942,000 as compared to $64,000 in 2006. As of September 30, 2007, we had nonperforming loans and assets of $13,368,000 as compared to $317,000 at December 31, 2006. Based upon our evaluation of the loan portfolio, the allowance for loan losses is utilized to absorb losses on existing loans that may become uncollectible. Our evaluation considers significant factors relative to the credit risk and loss exposure in the loan portfolio, including past due and classified loans, historical experience, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. The allowance for loan losses is evaluated by segmenting the loan portfolio into unclassified and classified loans. An allowance percentage is applied to the unclassified loans to establish a general allowance for loan losses. The allowance percentage is determined based upon our experience specifically and the historical experience of the banking industry generally. The classified loans, including impaired loans, are analyzed individually in order to establish a specific allowance for loan losses. Management is aware and recognizes the deterioration of the residential real estate construction and acquisition and development sectors. It is anticipated that this deterioration could result in an increase in loan loss provision.

Information with respect to nonaccrual, past due and restructured loans at September 30, 2007 and 2006 is as follows:

	September 30,
	2007	2006
	(Dollars in Thousands)
Nonaccrual loans	$8,029	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	108	601
Restructured loans	3,147	0
Potential problem loans	16,331	5,755
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	332	8
Interest income that was recorded on nonaccrual and restructured loans	122	20

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured. The increase in nonaccrual loans and potential problem loans are primarily related to six relationships secured by real estate. Management currently is in the process of evaluating the collateral position of these relationships. Since September 30, 2007, the loans in eight relationships totaling $12.4 million have been identified as having deteriorated and are currently being evaluated for classified status and potential impairment. As of the date of this filing, we estimate impairment to approximate $500,000. However, as more information becomes available, further impairment could be identified.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in Thousands)
Average amount of loans outstanding	$229,406	$214,750

Balance of allowance for loan losses at beginning of period	$2,977	$2,305

Loans charged off
Commercial and financial	(21)	—
Real estate mortgage	(913)	(61)
Installment	(8)	(3)

	(942)	(64)

Loans recovered
Commercial and financial	—	—
Real estate mortgage	11	93
Installment	5	8

	16	101

Net (charge offs) recoveries	(926)	37

Additions to allowance charged to operating expense during period	1,325	621

Balance of allowance for loan losses at end of period	$3,376	$2,963

Ratio of net loans (charged off) recovered during the period to average loans outstanding	(.40)%	.02%

Other income increased by $70,000 and $184,000 for the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. Year to date increases in service charges on deposits of $74,000, gain of sale of assets of $71,000 and check printing upcharges of $33,000 accounted for the majority of the increase.

Other expenses increased by $486,000 and $932,000 for the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006. Salaries and employee benefits increased by $101,000 and $416,000 for the third quarter and first nine months of 2007, respectively as compared to the same periods in 2006. This was primarily due to an increase in full time equivalent employees of approximately seven. Occupancy and equipment expenses increased by $21,000 and $37,000 for the third quarter and first nine months of 2007, respectively as compared to the same periods in 2006. Other operating expenses increased $365,000 and $478,000 for the same periods. Year to date increases in OREO expenses of $238,000 and increases in the FDIC assessment of $124,000 accounted for the majority of the increases.

We have provided for income taxes at an effective rate of 29% and 36% including state income taxes for the first nine months of 2007 and 2006, respectively. The decrease in the tax rate is due to the effect of the tax free income, as well as a decline in income as a result of non-performing assets.

Management is aware and recognizes the deterioration of the residential real estate construction and acquisition and development sectors. As indicated above, such continuous deterioration has had and could have material adverse effects upon First Georgia Community Corp. and its subsidiary, First Georgia Community Bank.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FIRST GEORGIA COMMUNITY CORP. (Registrant)

DATE: November 13, 2007	By:	/s/ Emory B. Lewis
Emory B. Lewis, President and C.E.O. (Principal Executive Officer)

DATE: November 13, 2007	By:	/s/ Elaine S. Kendrick
Elaine S. Kendrick, Secretary and Treasurer (Principal Financial and Accounting Officer)